Form 10-K
period 1993-12-26
JAMES RIVER CORP OF VIRGINIA
filed 1994-03-28
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       FOR THE YEAR ENDED     COMMISSION FILE
        DECEMBER 26, 1993      NUMBER 1-7911

                            JAMES RIVER CORPORATION
                                  OF VIRGINIA
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                 VIRGINIA                       54-0848173
      (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

                 120 TREDEGAR STREET, RICHMOND, VIRGINIA 23219
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (804) 644-5411
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                          NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                ON WHICH REGISTERED
Common Stock, $.10 par value          New York Stock Exchange

Rights to Purchase Series M           New York Stock Exchange
Cumulative Participating
Preferred Stock, $10 par value

Series K $3.375 Cumulative            New York Stock Exchange
Convertible Exchangeable
Preferred Stock, $10 par value

Depositary Shares Representing        New York Stock Exchange
Series L $14.00 Cumulative
Convertible Exchangeable
Preferred Stock, $10 par value

Depositary Shares Representing        New York Stock Exchange
Series O 8 1/4% Cumulative
Preferred Stock, $10 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                                Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of voting stock held by non-affiliates of the regis-
trant, at close of business, February 17, 1994.............     $1,559,764,283
Number of shares of $.10 par value common stock outstanding, as of February 17,
  1994.....................................................         81,630,635

                      DOCUMENTS INCORPORATED BY REFERENCE:
     (1) Portions of the registrant's Annual Report to Shareholders for the year ended December 26, 1993, incorporated into Parts I and II hereof; and (2) Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1994, incorporated into Part III hereof.


                      JAMES RIVER CORPORATION OF VIRGINIA
                           Annual Report on Form 10-K
                               December 26, 1993

                               TABLE OF CONTENTS

                                     PART I
                                                                  Page

Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . .  3

Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . 14

Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . 16

Item  4.  Submission of Matters to a Vote of Security Holders. . . 16

          Executive Officers of the Registrant . . . . . . . . . . 17


PART II

Item  5.  Market for Registrant's Common Equity and
            Related Stockholder Matters. . . . . . . . . . . . . . 20

Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . 20

Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . 20

Item  8.  Financial Statements and Supplementary Data. . . . . . . 20

Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . 21


PART III

Item 10.  Directors and Executive Officers of the Registrant . . . 21

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . 21

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . 21

Item 13.  Certain Relationships and Related Transactions . . . . . 21


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . 22

                                     PART I


ITEM 1.   BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

James River Corporation of Virginia (together with its subsidiaries, "James River" or the "Company") was founded in 1969 and is incorporated in the Commonwealth of Virginia. James River is a manufacturer and marketer of consumer products, including towel and tissue and disposable food and beverage service products; food and consumer packaging, including folding cartons, flexible packaging, and barrier packaging papers; and communications papers, including uncoated business papers and coated printing papers. James River is one of the industry leaders, in terms of sales within the United States, in towel and tissue products, disposable food service items, folding cartons, and flexible packaging, and, on the West Coast, in uncoated business papers. Disclosures made herein are as of December 26, 1993 or for the 52-week year then ended. Portions of the James River Corporation of Virginia Annual Report to Shareholders for the year ended December 26, 1993 (the "1993 Annual Report") are incorporated in this Form 10-K by specific reference.

During its twenty-five year history, James River has pursued a strategy of internal growth and acquisition which has allowed the Company to significantly expand its business and broaden its product lines. Acquisition and investment opportunities have been pursued which were designed to result in production of high value-added products, to complement existing product lines, to optimize geographical expansion, or to achieve backward or forward integration, in order to maximize overall profitability. The Company's most significant investment during the last five years was the February 1990 formation of Jamont N.V. ("Jamont"), a European consumer products joint venture in which the Company currently has a 43% ownership interest. Jamont manufactures and markets hygienic products, including tissue, feminine hygiene items, and food service products, through facilities located in 12 European countries. Acquisitions and investments consummated during the three years ended December 26, 1993 are discussed in Note 3 of Notes to Consolidated Financial Statements in the 1993 Annual Report, which information is incorporated herein by reference. James River continuously evaluates acquisition opportunities, including opportunities for increased participation in the European tissue market, which may result in firm commitments at any time.

In August 1990, James River announced a plan for restructuring the Company's operations in order to enhance shareholder value by divesting certain non-strategic assets and refocusing the Company's resources. This plan provided for the divestiture of 29 mills, including the Company's Specialty Papers Business. As of the beginning of 1992, the 1990 program was terminated, with the majority of the targeted mills sold or committed to be sold. Through these disposals, the Company exited the specialty industrial papers market and the coated free sheet market. As of the first day of 1992, the Company reconsolidated the mills which remained unsold. In December 1992, James River announced a second restructuring program, pursuant to which certain under-performing operations and assets are being disposed of or consolidated with other similar facilities. The Company's restructuring programs and related dispositions are described in more detail in Notes 2 and 3 of Notes to Consolidated Financial Statements in the 1993 Annual Report, which information is incorporated herein by reference.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

James River conducts its business in three major segments: (i) the Consumer Products segment, which manufactures and markets towel and tissue and food and beverage service products; (ii) the Food and Consumer Packaging segment, which provides retail packaging for food and consumer products; and (iii) the Communications Papers segment, which manufactures and markets uncoated business and printing papers, coated groundwood printing and publishing papers, and premium printing papers. Financial information on the Company's segments for the three years ended December 26, 1993 is presented in Note 17 of Notes to Consolidated Financial Statements in the 1993 Annual Report, which information is incorporated herein by reference.

(c) NARRATIVE DESCRIPTION OF BUSINESS

Principal Products

James River processes basic raw materials, such as wood, wood pulp, and plastic resins, into products which generally are close to or in their end use form. These include towel and tissue products, foodservice items, food packaging, and business and printing papers.

     Consumer Products Business. The Consumer Products Business, representing slightly less than one-half of the Company's consolidated sales, produces towel and tissue products such as bathroom tissues, household roll towels, and wipes, and foodservice products such as paper and plastic cups, paper plates, napkins, and plastic cutlery. The Consumer Products Business is organized along retail and commercial market channels, with each channel carrying both towel and tissue products and foodservice products. The retail group markets a number of popular national brands of towel and tissue and foodservice products including Quilted Northern(r), Marina(r), and Nice 'n Soft(r) bathroom tissue; Brawny(r) paper towels; Vanity Fair(r) premium foodservice products; and Dixie(r) plates, cups, and cutlery; as well as a number of regional brands. Retail products are marketed either nationally or regionally, principally through grocery stores, mass merchants, warehouse clubs, and drug stores. The commercial group markets the broadest line of towel and tissue and foodservice products in the industry under the Dixie(r), Marathon(r), Handi-Kup(r), and Canada Cup(r) brand names, as well as a variety of regional brands. A national sales force sells these products to fast food chains, sanitary paper distributors, janitorial supply distributors, and foodservice distributors, for use in restaurants, hotels, offices, factories, and schools.

In addition, Jamont, with sales of approximately $1.4 billion, produces branded and private label tissue and foodservice products for the retail and away-from-home markets in Europe. Jamont also produces feminine hygiene products, as well as various nonwoven products and pharmacy supplies. Jamont's branded products include Lotus(r) bathroom tissue and Vania(r) feminine hygiene products, both of which occupy leading positions in the French market, Tenderly bathroom tissue sold in Italy, and Colhogar bathroom tissue sold in Spain.

     Food and Consumer Packaging Business. The Food and Consumer Packaging Business, accounting for approximately one-third of the Company's consolidated sales, provides retail packaging for food and other consumer products which have high-volume distribution. The Company prints and converts paper, films, and paperboard into the broadest range of packaging options available to food and consumer products customers. Products of this business include folding cartons (such as ice cream cartons, cereal boxes, and microwave packages), flexible packaging (such as potato chip bags, bread bags, frozen vegetable packages, and cheese packages), and barrier papers (such as food wrap and cereal box liners). Folding cartons are produced from both bleached and recycled paperboard. Folding carton operations are supported by a polyethylene extrusion coating plant and an automated carton die manufacturing plant. Flexible packaging products include a wide variety of multilayer packaging materials which are made primarily from plastic films and films combined with paper and foil and incorporate unique packaging properties designed to meet specific needs of the processed food industry. Flexible packaging operations are supported by ink manufacturing and blending plants which produce flexographic and rotogravure inks and lacquers. The Company's folding carton and flexible packaging operations serve both regional and national markets.

     Communications Papers Business. The Company's Communications Papers Business is primarily focused on three major product lines which represent approximately 20% of the Company's consolidated sales: uncoated business and commercial printing papers, coated groundwood printing papers, and premium printing papers. Uncoated business and commercial printing papers serve the commercial printing and office markets. These products meet the needs of the printing and publishing markets and are sold either on a direct basis or through merchants and brokers to consumers, publishers, and printers. The Company's Word Pro(r) and private label business papers are used in offices and by retail printers for copy machines and offset presses. James River also produces numerous recycled business and printing papers including Eureka!(tm) copy paper, formsbond, and offset printing papers; Echo(tm) web offset printing papers; and Reclaim(r) formsbond and lightweight opaque web printing papers. James River's coated groundwood printing and publishing papers, produced at the St. Francisville, Louisiana, pulp and paper mill, serve the catalog, magazine, and direct mail markets. The Company's premium printing papers include specialty cast-coated products, writing papers, and cover and text papers. These papers are produced at a number of smaller mills located in the eastern United States and the United Kingdom. Branded premium printing papers include James River's Curtis line of cover, text, and writing papers, and King James(r) cast-coated papers. The Company also produces a variety of recycled brands including Retreeve(r) cover, text, and writing papers and Graphika!(r) laser writing papers, as well as a number of recycled papers included in the Curtis and King James(r) lines.

Marketing

Marketing of the Company's consumer products, food and consumer packaging, and communications papers is managed along channels or at the product group level in order to supply customers with a broad line of products and to focus on both national and regional market needs. The Company's products are marketed through outside distributors and national sales organizations, including James River's Commercial Products sales force which markets both towel and tissue and foodservice products to the commercial markets. The Company utilizes regional distribution centers located throughout the United States to minimize inventories and customer transportation costs.

New Products

James River is continually improving the quality and design of its products and expanding its product offerings to meet various customer needs. During 1993, each of the Company's three businesses introduced new products to the marketplace, including a number of recycled products to meet the growing demands of environmentally-conscious consumers.

The Company is continuing to expand its offerings of recycled products within the Consumer Products Business; James River produces 100% recycled Quilted Northern(r) bathroom tissue, Brawny(r) towels, and Northern(r) napkins, as supplements to the Company's regular product lines. During 1993, the Consumer Products Business also developed a new line of coordinated cups, plates, and napkins under the Vanity Fair(r) brand name and introduced a new
Dixie(r) Seasons line of mix-and-match designs.   A new Brawny(r) Pick-A-Size
paper towel, a product that allows consumers to choose the right amount of towel for each task, was also introduced. The new Quilted Northern(r) bathroom tissue, with improved product characteristics, was introduced early in 1993. The commercial group initiated improved designs on the Dixie(r) line of cups, plates, and mealservice accessories, including the new Rio(tm) design and the Select design, which enables foodservice operators to feature their name and promotional message on their cups. Also, a new line of Sofpull(tm) paper towels was introduced that allows users to touch only the towel they use.

The Company's Food and Consumer Packaging Business is continuing to provide superior microwave packaging with its patented Quik Crisp(r) product. The flexible packaging group is working with several customers in seeking other uses for the new Mini-Pouch(tm) package; the Mini-Pouch(tm), which was introduced in 1992, is a plastic pouch for liquids that reduces packaging weight and volume and replaces the traditional half-pint milk carton. During 1993, the Company participated in the development of the new BBQ Bag(r) which is designed for use with charcoal that contains its own fuel source. The package is specially treated with solutions that help protect store shelf environments from stains associated with ignition fluid in charcoal. James River also has introduced its new PaceSetter(tm) coated recycled paperboard, produced on the Company's completely rebuilt board machine in Kalamazoo, Michigan, which is used for lightweight, high strength applications including refrigerated and frozen food products.

During 1993, the Communications Papers Business continued to reinforce its commitment to expanding its recycled printing and writing papers product lines. The Company's office paper recycling plant in Halsey, Oregon, uses deinked fiber to produce Eureka!(tm) 100 recycled copy paper which was brought to market in 1993. This copy paper has been complemented by the development of Eureka!(tm) formsbond, envelope papers, and recycled offset.

Raw Materials and Supplies

James River utilizes a variety of raw materials in its manufacturing processes. These include wood, wood pulp, other natural and synthetic fibrous materials, selected base papers and boards, plastic films, resins, and chemicals. James River believes there is generally a sufficient supply of these or substitutable raw materials. Fiber supplies in the Pacific Northwest continue to be affected by reductions in the amount of federal forest land available for harvest resulting from environmental pressures.

In addition to these materials, pulp and paper production depends on an adequate supply of water, electric power, and various forms of fuel. The Company currently generates slightly less than one-half of its electrical power needs internally through turbine-generators and hydroelectric stations, which are located principally in New England and the Southeast. The Company operates or is associated with a number of cogeneration facilities which produce electricity for internal use or for sale to local utilities and which effectively generate steam used in the papermaking process, while reducing both air and water emissions. James River generates more than one-half of its fuel needs through the utilization of black liquor (which is a by-product of the pulping process), wood waste, and other residue.

The Company's paper products are manufactured principally from wood pulp which is produced internally or is purchased from external sources. James River's virgin pulping facilities include those producing both chemical and mechanical pulp. Additionally, the Company produces secondary fiber through the recycling of wastepaper and other reclaimable fiber sources; this secondary fiber is generally used for further internal paper production processes. The capacity of James River's pulping facilities, including those of the Company's unconsolidated affiliates, is summarized as follows:

                                                       Capacity
     Pulp Type                                      (Tons Per Year)
     Chemical                                          2,230,000
     Mechanical                                          185,000
     Secondary                                           771,000
         Total                                         3,186,000

In addition to the Company's internal sources, several types of pulp are purchased from other suppliers in the United States, Canada, and other parts of the world. Purchased pulp is used to supply partially integrated paper mills, to obtain types of pulp not produced by the Company, or to minimize transportation costs. Substantially all of the pulp acquired within the United States is purchased at or below prevailing market prices through the use of volume discounts. The Company also sells market pulp from mills with excess pulp capacity.

Pulpwood and woodchips which are used in James River's pulp mills are obtained from a combination of owned and leased lands, lands covered by long-term cutting rights agreements, pulpwood and woodchip supply contracts, and open market purchases. All of the timberlands controlled by James River or its affiliates are managed on a sustained-yield basis, and the rate of harvesting is generally equal to or less than the average growth rate. James River presently has controlled access to the timber supply from a total of approximately 3.3 million acres of timberland. Of this total, approximately 480,000 acres located in New England, the Southeast, and the Northwest were acquired by James River as part of its acquisition of Diamond Occidental Forest Inc. ("Diamond") in November 1993. An additional 2.6 million acres located in Canada are leased by James River-Marathon, Ltd. ("Marathon") and its joint venture affiliate, Dubreuil Forest Products Limited. The remaining 220,000 acres include lands which are the subject of cutting rights contracts and managed land programs.

James River also purchases paper and paperboard from outside vendors for use in its converting plants. The largest of these items is bleached paperboard used for folding cartons, plates, and cups and as a coating base stock.
These products utilize bleached paperboard with weights ranging from standard to very lightweight cup stock. James River produces over 75% of its bleached paperboard needs at its Naheola, Alabama, and St. Francisville, Louisiana, mills. The balance of the Company's requirements is purchased from outside bleached paperboard producers, over one-half of which is acquired pursuant to a long-term contract with prices that are at or below prevailing market prices.

Trademarks and Patents

James River has a large number of trademarks and trade names under which it conducts its business. Domestic trademarks include, among others, "Quilted Northern," "Brawny," "Vanity Fair," "Nice 'n Soft," "Marina," "Dixie," "Superware," "Dixie/Marathon," "Quilt-Rap," "Qwik Crisp," "Eureka!," and "Word Pro." Trademarks for all major products are registered. The Company considers its trademarks, in the aggregate, to be material to its business, and consequently, seeks trademark protection by all available means.

The Company also has a variety of material patents and licenses related to its business. Patents are valid for 17 years from the date of issuance; the duration of licenses is dependent upon the specific terms of each license. There are no patents or licenses expiring in 1994 which management expects would have a material effect on the Company's business.

Seasonal Business

While seasonal variation in demand is not a major factor in the Company's business, the first and fourth quarters of the year are generally the lowest in net sales and net income, due to reduced promotional efforts over the holidays and to weather-related costs. Net sales and profit margins in the Consumer Products Business are generally higher in the spring and summer (second and third quarters) compared to the winter (fourth and first quarters) due to the seasonal volume strength of the Dixie(r) paper cup and plate business during the summer months. In addition, the commercial tissue portion of the Consumer Products Business generally experiences softer sales volumes in the fourth quarter, when many industrial customers are on extended holiday shutdowns. Profit margins for the Company have also historically been lower in the fourth and first quarters because of holiday, vacation, and maintenance shutdowns and seasonal energy costs.

Working Capital

The Company has no working capital practices considered to be abnormal in relation to either the paper industry or to common business practices in the United States. As of December 26, 1993, working capital was $501 million. However, James River's working capital levels as of the end of the previous three years were higher than normal. As of December 27, 1992, the Company's cash and short-term securities balances were significantly increased in connection with James River's refinancing program, which is more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1993 Annual Report, which information is incorporated herein by reference. As of December 29, 1991 and December 30, 1990, working capital was abnormally high due to the inclusion of balances related to the 1990 restructuring program.

Customers

Sales to James River's five largest customers in the aggregate accounted for approximately 18.0% of consolidated net sales in 1993, 16.7% in 1992, and 15.0% in 1991. For 1993, sales to the five largest customers of the Consumer Products Business accounted for approximately 27% of its sales; sales to the five largest customers of the Food and Consumer Packaging Business represented approximately 22% of its sales; and sales to the five largest customers of the Communications Papers Business accounted for approximately 30% of its sales. There were no individual customers, however, to which sales exceeded 10% of James River's consolidated net sales. The Company's loss of any customer would not have a material adverse effect on the financial condition of the Company.

Order Backlog

In general, the Company maintains product inventories to meet delivery requirements of its customers, and in most cases, the backlog of customer orders is not significant in relation to sales. The Company's backlogs were short, generally 10 to 30 days depending on the product, as of December 26, 1993 and December 27, 1992. Order backlog does not vary substantially on a seasonal basis.

Government Contracts

This item, involving renegotiation of profits or termination of contracts at the election of the government, is not applicable.

Competition

James River and its affiliates compete in several domestic and European markets and are among the largest suppliers of paper products within the major markets that they serve. Depending upon the characteristics of the particular market involved, the Company competes on the basis of price, product quality and performance, product development effectiveness, service, and sales and distribution support. In addition, advertising and promotion are important tools for competing in consumer markets.

     Consumer Products Business.   James River competes in both the retail
and commercial channels of the U.S. tissue market. The retail channel is mature with an annual growth rate of 1% to 2%. The commercial channel has had a slightly higher annual growth rate in recent years and is fueled by the increases in the amount of time the U.S. population spends outside the home. This channel is more significantly affected by downturns in the economy. Marketing of towel and tissue products is generally characterized as being highly competitive. During 1993, approximately 70% of the Company's net sales of towel and tissue products were to retail markets and 30% to commercial markets. Based on industry sales volume statistics, James River is one of the two largest U.S. manufacturers of towel and tissue products. Towel and tissue production in the U.S. is primarily concentrated among a few large manufacturers. In the retail tissue market, James River is the number two ranked producer, behind The Procter & Gamble Company. Other large retail tissue producers include Scott Paper Company and Kimberly-Clark Corporation. In the commercial tissue market, James River's primary competitors include Fort Howard Paper Company and Scott Paper Company.

Jamont, the Company's 43% owned European tissue joint venture, holds the overall number two position in the European tissue market with a market share of approximately 15%, slightly behind Scott Paper Company. The European tissue market is generally more fragmented compared to the U.S. market, with a few, large pan-European producers and many smaller, regional producers. Jamont's products generally hold either the number one or number two positions in each market in which they compete, and they hold the leading brand position in the French market. Jamont currently has no operations in Germany, and therefore does not compete in that market.

The Company's sales of disposable foodservice items have increased over the past several years through both internal growth and acquisitions, as well as through the diversification of product lines. James River has one of the broadest and most diversified product lines serving both the retail and commercial segments of the disposable foodservice market. Approximately 50% of the Company's disposable foodservice products are sold to commercial markets and 50% to retail markets. In the retail tabletop market, James River holds the leading position, with over 25% of the total market. In the commercial tabletop market, James River also holds the leading market position, slightly ahead of Sweetheart Cup Company, Inc. The remainder of both the retail and commercial markets is generally served by smaller, regional, non-integrated producers.

Several factors contribute to James River's competitive strengths in both the tissue and foodservice markets. These include superior product quality, strong research and development efforts, broad product lines, strong brand franchises, innovative graphic design, and full-service distribution. The Company is continually improving product quality and design in order to deliver greater value to customers while reducing cost. In addition, James River's emphasis on increasing its usage of recycled fiber enhances its capabilities for recycled tissue, which is increasingly important to environmentally conscious consumers.

     Food and Consumer Packaging Business. The Food and Consumer Packaging industry is characterized by relatively non-cyclical demand. James River's Food and Consumer Packaging segment has grown over the past several years primarily due to acquisitions and new product offerings. The Company is the second largest producer of folding cartons, slightly behind Jefferson Smurfit Corporation. James River is one of the few folding carton producers with integrated manufacturing facilities for both bleached and recycled paperboard. In flexible packaging, the Company estimates that it is one of the largest producers of laminated and coextruded packaging products, along with Bemis Company, Inc. The Company believes that it is the largest producer of barrier papers used in food packaging. James River estimates its overall portion of the combined food packaging market for flexible packaging and folding cartons at approximately 19%, making it the leading supplier.

James River's folding carton and flexible packaging operations offer food processors the broadest line of food packaging products available. The Company has a well-established customer base that enables it to provide enhanced packaging products for a significant number of new product offerings. The Company also believes it is one of the technological leaders in this industry. Through its pioneered enhanced microwave cooking packaging for both folding carton and flexible packaging applications, the Company is well situated to strengthen its leadership position in this fast-growing segment of the market. James River is also well-known for its superior graphic design and its web litho and flexographic printing capabilities.

     Communications Papers Business.   The Company has two large, integrated
mills serving the western business and printing papers market: its Camas, Washington, mill and its Wauna, Oregon, mill. The Company estimates that it is one of the largest producers of business papers in the western business papers market. Major competitors in western business and printing papers include Weyerhaeuser Company, Boise Cascade Corporation, and Georgia-Pacific Corporation. James River's coated groundwood papers are produced at the Company's St. Francisville, Louisiana, mill, which is located in a site that is able to service all portions of the country, with particular emphasis on the mid-western printing and publication markets. The Company estimates that it has approximately 5% of the coated groundwood papers market. Major competitors include Champion International Corporation, International Paper Company, and Consolidated Papers, Inc. In premium printing papers, James River has a substantial share of the high end of the text and cover market and, next to Champion International Corporation, it is the largest producer of cast-coated papers. James River believes that it is generally equal or superior to its competitors in product development effectiveness, product quality, and service.

Research and Development

The Company's major research and development centers are located in Neenah, Wisconsin; Cincinnati, Ohio; and Camas, Washington. The Company has pilot plants located in Camas, Washington, and Neenah, Wisconsin, providing pulp and papermaking developmental work and experimental trials; pilot plant facilities for film and board packaging, laminating, and printing are located in the Company's Technology and Business Center in Cincinnati, Ohio. Additionally, James River has engineering centers in Green Bay, Wisconsin; Camas, Washington; Antioch, California; Easton, Pennsylvania; and Toronto, Canada.

Other information with respect to James River's research and development efforts is set forth in Note 1 of Notes to Consolidated Financial Statements in the 1993 Annual Report, which information is incorporated herein by reference.

Environmental Matters

Like its competitors, James River is subject to extensive regulation by various federal, state, provincial, and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations on the discharge of materials into the environment, including effluent and emission limitations, as well as require the Company to obtain and operate in compliance with the conditions of permits and other governmental authorizations.

James River has made and will continue to make substantial capital investments and operating expenditures, as well as production adjustments, in connection with compliance with environmental laws and regulations, including the Clean Air Act Amendments of 1990 (the "Clean Air Act"), the Clean Water Act, and the Resource Conservation and Recovery Act. During 1993, capital expenditures totaling approximately $58 million were made by James River for pollution control facilities and equipment. Estimates of costs for future environmental compliance are necessarily imprecise due to, among other things, the continuing emergence of new environmental laws and regulations and environmental control or process technology developments. While the Company believes that its environmental control costs are likely to increase as environmental regulations become broader and more stringent, James River is unable to predict, except as described below, the amount or timing of such increases, or the extent to which the impact of any future regulations on James River would be proportional to the impact on its competitors. Such future regulations could materially increase the Company's capital requirements in future years.

In December 1993, the U.S. Environmental Protection Agency ("EPA") published draft rules (the "cluster rules") which contain proposed revisions to effluent guidelines under the Clean Water Act in conjunction with the new regulations relating to the discharge of certain substances under the Clean Air Act. The final rules are scheduled to be issued in late 1995, with a nominal compliance date of 1998. The new rules may require significant changes in the pulping and/or bleaching process presently used in some U.S. pulp mills, including several of James River's mills, necessitating additional capital expenditures to achieve compliance by approximately 1998. Based on preliminary estimates, the Company anticipates that such capital expenditures could be at least $300 million for James River. This estimate could change, depending on several factors, including, among others, (i) the ability of the Company and other pulp manufacturers to convince the EPA that the proposed regulations are unnecessarily complex, burdensome, and environmentally unjustified; (ii) the outcome of potential administrative and judicial challenges; (iii) new developments in control and process technology; or (iv) any unfavorable revisions to the proposed cluster rules based on public comment.

In addition, James River has been identified as a potentially responsible party ("PRP") and is involved in remedial investigations and actions under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, or similar state laws regarding the past disposal of wastes at approximately 40 sites in the United States. Such statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that arranged for disposal of the wastes, the waste generators, the waste transporters, and the owners and operators of waste sites. Responsible parties (or any one of them, including the Company) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site. The Company has settled or resolved actions related to certain sites at minimal cost and has determined that it has no responsibility with regard to certain other sites for which it has received notification. In most cases, James River is one of many PRP's, and its relative contributions of waste materials have been minor. At the Solvent Recovery Services of New England site in Connecticut, James River has been notified by the EPA that, based on records available at this time, the Company appears to be one of the largest potentially responsible parties. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

In accordance with financial reporting requirements, including Statement of Financial Accounting Standards No. 5, James River's policy is to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. Information on the Company's accrued remediation liabilities and accrued landfill closure liabilities are discussed in Note 16 and Note 1, respectively, of Notes to Consolidated Financial Statements in the 1993 Annual Report, which information is incorporated herein by reference.

Personnel

As of December 26, 1993, James River had approximately 35,000 employees in North America and at its European subsidiaries and affiliates. Approximately 21,000 persons are engaged directly in manufacturing operations; the remaining 14,000 are employed in administrative, sales, research, and technical positions. Approximately 19,000 of the Company's hourly domestic employees are represented by collective bargaining units affiliated with regional or national labor unions. Contracts covering 16,900 such employees are to be renegotiated during 1994 through 1996. Management considers employee relations to be generally good. Group life, hospitalization, and medical insurance are available for employees and their families, and substantially all employees are covered by retirement plans.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

The facilities of James River's consolidated operations are located principally within the United States; however, the Company operates a pulp mill and several converting facilities in Canada, as well as both papermaking and converting facilities in the United Kingdom. As of December 26, 1993, total assets of consolidated subsidiaries located outside of the United States were approximately $225 million, or less than 5% of consolidated total assets. Net sales of consolidated foreign operations to unaffiliated customers totaled approximately $173 million during 1993, or almost 4% of the Company's total net sales. Export sales from the Company's domestic operations represented less than 10% of total sales to unaffiliated customers during each of 1993, 1992, and 1991.

In recent years, James River has made significant geographical expansions, primarily through joint ventures. As of December 26, 1993, the Company's total investments in unconsolidated affiliates of $519 million included approximately $499 million of investments in foreign affiliates. The largest of James River's foreign investments is its 43% interest in Jamont, its pan-European consumer products joint venture. With operations in 12 European countries, Jamont is a major manufacturer of tissue and hygiene products in Europe. Information regarding James River's investments in affiliates is presented in Note 11 of Notes to Consolidated Financial Statements in the 1993 Annual Report, which information is incorporated herein by reference.

ITEM 2.   PROPERTIES

The pulp and papermaking facilities of James River and its affiliates, the number of paper or paperboard machines, and the principal types of products produced at each facility are as follows:

                                        Paper
                                           or
                          Pulp          Board
Location                 Mills  Paper   Mach-
(Facility Name)(A)         (B)  Mills    ines  Principal Products

Domestic:
Alabama
  Pennington (Naheola)       1      1       7  Tissue; bleached paperboard
Delaware
  Newark (Curtis)                   1       2  Premium printing papers
Louisiana
  St. Francisville           2(E)   2       4  Coated groundwood; specialty
                                               packaging papers; bleached
                                               bristols; bleached packaging
Maine
  Old Town                   1      1       2  Tissue
Massachusetts
  Adams                             1       3  Premium printing papers
Michigan
  Kalamazoo
    (Board & Carton)         1(C)   2       2  Recycled paperboard
  Parchment                         1       6  Specialty packaging papers;
                                               uncoated freesheet
  Port Huron                        1       4  Specialty packaging papers
  Ypsilanti (Peninsular)            1       1  Premium printing papers
New Hampshire
  Berlin/Gorham              1      1       6  Uncoated freesheet; tissue
New Jersey
  Milford (Riegel)                  1       4  Specialty packaging papers;
                                               uncoated freesheet
New York
  Carthage                   1(C)   1       2  Tissue
  Gouverneur (Natural Dam)          1       1  Tissue
Oregon
  Halsey                     1(C)   1       2  Tissue
  Clatskanie (Wauna)         2(E)   1       5  Tissue; uncoated freesheet;
                                               uncoated groundwood
Washington
  Camas                      1      1      12  Uncoated freesheet; tissue;
                                               specialty packaging papers
Wisconsin
  Ashland                    1(C)   1       2  Tissue
  Green Bay                  1(C)   1       7  Tissue


    Total domestic          13     20      72

                                        Paper
                                           or
                          Pulp          Board
Location                 Mills  Paper   Mach-
(Facility Name)(A)         (B)  Mills    ines  Principal Products

International:
Canada
  Marathon                   1                 Kraft pulp
Finland
  Nokia (F)                  1(C)   1       3  Tissue
France
  Gien (F)                          1       3  Tissue
  Grenoble (F)                      1       1  Tissue
  Louviers
    (Hondouville) (F)        2(D)   1       2  Tissue
  Muntzenheim (Kunheim) (F)         1       2  Tissue
Greece
  Patras (Achaia) (F)               1       1  Tissue
Italy
  Castelnuovo (F)                   1       1  Tissue
  Cava dei Tirreni (F)              1       1  Tissue
  Potenza (Avigliano) (F)           1       1  Tissue
Netherlands
  Cuijk (F)                  1(C)   1       3  Tissue
Spain
  Allo (F)                          1       2  Tissue
Turkey
  Karamursel (F)             1(C)   1       2  Tissue
United Kingdom
  Mid-Glamorgan
    (Bridgend) (F)           1(C)   1       3  Tissue
  St. Andrews (Guardbridge)         1       3  Premium printing papers
  Larne (F)                  1(C)   1       2  Tissue
  North Sheffield
    (Oughtibridge) (F)       1(C)   1       3  Tissue
  Penicuik (Sommerville)            1       2  Premium printing papers

    Total international      9     17      35

      Total                 22     37     107

 (A) The locations listed for James River's consolidated subsidiaries are held in fee by the Company.
 (B) Unless otherwise indicated, represents a chemical pulp facility.
 (C) Includes one secondary fiber facility.
 (D) Includes two secondary fiber facilities.
 (E) Includes one groundwood pulp facility.
 (F) Represents an operating facility of Jamont, the Company's 43% owned unconsolidated affiliate.

James River's network of manufacturing facilities, including those of its unconsolidated affiliates, provides for an annual virgin and recycled pulp capacity of approximately 3 million tons and an annual paper and paperboard capacity of approximately 4 million tons. The Company believes that its production facilities, and those of its unconsolidated affiliates, are suitable for their purposes and are adequate to support their businesses. The extent of utilization of individual facilities varies; however, during 1993, James River's pulp and paper mills generally had production levels between 85% and 90% of capacity.

James River and its affiliates also operate both integrated and non-integrated converting plants which perform a variety of converting operations. These converting plants (excluding converting operations which may be performed at pulp and papermaking facilities already listed on the two previous pages) are summarized as follows:

                                             Number of Converting Plants
Principal Products                        Domestic   International   Total

Paper and plastic foodservice products       13            5          18
Folding cartons                              15                       15
Flexible packaging                           10                       10
Ink manufacturing and blending                6                        6
Paper converting and other                    4           10          14

    Total                                    48           15          63

James River's manufacturing and converting facilities are complemented by an integrated network of sales offices and distribution terminals.

Other Properties

The Company operates a trucking company and two short-line railroads, primarily used to transport shipments of raw materials and finished goods between plants and to distribution centers. The Company also operates a public warehouse and terminal service that provides tug, barge, freight interchange, and other services on the Columbia, Willamette, and Snake Rivers in the Pacific Northwest.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not involved in any litigation the outcome of which management believes would have a materially adverse effect on the Company's results of operations, financial position, or competitive position. Information with respect to legal proceedings is set forth in Note 16 of Notes to Consolidated Financial Statements in the Company's 1993 Annual Report, which information is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table reflects the name, age, length of service as an officer of James River, and current position for each of the current executive officers of the Company. Previous positions and areas of responsibility over the past five years are included in the footnotes that follow the table.
Each officer is elected by the Board of Directors to serve a one-year term. There is no family relationship between any of these officers or between any such officer and any director of the Company; nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.
                                    Calendar
                                   Year First
                              Age  Elected as
    Name                      (1)  an Officer     Current Position

Robert C. Williams (2)        64      1969    Chairman of the Board of
                                              Directors, President, and
                                              Chief Executive Officer

James K. Goodwin (3)          47      1991    Executive Vice President,
                                              Consumer Products

Ernest S. Leopold (4)         60      1986    Executive Vice President,
                                              Communications Papers

Norman K. Ryan (5)            57      1980    Executive Vice President,
                                              Food & Consumer Packaging

Clifford A. Cutchins, IV (6)  45      1990    Senior Vice President,
                                              General Counsel, Corporate
                                              Secretary

Ronald B. Estridge (7)        59      1974    Senior Vice President,
                                              Technology

Daniel J. Girvan (8)          45      1993    Senior Vice President, Human
                                              Resources

Stephen E. Hare (9)           40      1990    Senior Vice President,
                                              Corporate Finance and Chief
                                              Financial Officer

Richard K. Lee (10)           53      1987    Senior Vice President, Group
                                              Executive, Flexible Packaging

John M. Nevin (11)            58      1990    Senior Vice President,
                                              Strategic Services

E. Lee Showalter (12)         57      1971    Senior Vice President, Fiber
                                              Business

Ronald L. Singer (13)         49      1982    Senior Vice President, Group
                                              Executive, International
                                              Hygienics Products


 (1) All ages are as of February 17, 1994.

 (2) Mr. Williams was elected Chairman of the Board of Directors, President, and Chief Executive Officer effective August 1, 1992. Since November 1, 1990, he had served as President and Chief Executive Officer. Prior to November 1, 1990, he had served as President, Chief Operating Officer.

 (3) Mr. Goodwin joined James River in May 1991 as Vice President, Corporate Marketing Strategy. From January 1992 to April 1992, he served as Vice President, Dixie Business. Effective May 1992, he was elected to his current position. Prior to joining James River, he was Vice President, Corporate Sales for The Procter & Gamble Company which he joined in 1968.

 (4) Mr. Leopold joined James River in May 1986 as Senior Vice President, Communications Papers, in connection with the acquisition of Crown Zellerbach Corporation, which he had joined in 1959. Effective September 1, 1990, he was elected to his current position.

 (5) Mr. Ryan joined James River in December 1980 in connection with the Company's acquisition of Brown Company, a pulp and papermaking subsidiary of Gulf and Western Industries, Inc. From 1983 to June 1989, he served in several managerial and executive positions in the Paperboard Packaging Group. In July 1989, Mr. Ryan was elected Senior Vice President, Paperboard Packaging Group. Effective September 1, 1990, he was elected to his current position. Prior to the acquisition of Brown Company by James River, Mr. Ryan held various positions with Brown Company which he joined in 1954.

 (6) Mr. Cutchins joined James River in February 1990 in his current position. From 1982 until joining James River, he was a Partner with the law firm of McGuire, Woods, Battle & Boothe which he joined in 1975.

 (7) Mr. Estridge has served in his current position since 1987. From 1984 to 1987, he served as Vice President, Group Executive, Specialty Papers Business with the Company.

 (8) Mr. Girvan joined James River in May 1986 as Director, Human Resources (Communications Papers) in connection with the acquisition of Crown Zellerbach Corporation which he joined in 1977. From 1989 to 1991, he served as Director, Organizational Development (Communications Papers), and from 1991 to 1992, he served as Vice President, Human Resources Development (Corporate). He served as Vice President, Human Resources (Consumer Products) from 1992 until November 1993, when he was elected to his current position.

 (9) Mr. Hare joined James River in June 1990 as Vice President, Treasurer. From February 1992 to September 1992, he served as Vice President, Corporate Finance. Effective October 1992, he was elected to his current position. Prior to joining the Company, Mr. Hare served as a Senior Vice President with Kidder, Peabody & Co., Inc. which he joined in 1981.

(10) Mr. Lee joined James River in October 1987 and served as Vice President, Business Development, Packaging Business from that time until November 1988 and as Group Vice President, Flexible Packaging Group from November 1988 to December 1989. As of December 14, 1989, he was elected to his current position. Prior to joining James River, Mr. Lee had extensive experience in the paper industry with the Marathon Division of American Can Corporation, Champion International Corporation, and Waldorf Corporation.

(11) Mr. Nevin joined James River in September 1990 as Senior Vice President, Strategic Services. From May 1992 to October 1992, he served as Senior Vice President, Towel & Tissue Operations and Strategic Services. From November 1992 to February 1994, he served as Senior Vice President, Tissue Operations and Corporate Logistics. Effective in March 1994, he was elected to his current position. From June 1985 until joining James River, he had been employed by International Paper Company where he served as Vice President and Group Executive, Coated Publication Papers and Pulp. Mr. Nevin joined International Paper Company in 1957.

(12) Mr. Showalter served as Senior Vice President, Strategic Services from November 1992 until March 1994, when he was elected to his current position. From 1987 to November 1992, he served as Senior Vice President, Corporate Development. From 1984 to 1987 he served as Vice President, Group Executive, Communications Papers Business with the Company.

(13) Mr. Singer was elected to his current position effective February 25, 1990. He also serves as Chief Executive Officer of Jamont N.V., a foreign affiliate of the Company. He formerly served as Senior Vice President, Group Executive, Towel & Tissue Business since joining James River in 1982 in connection with the acquisition of the Dixie-Northern Division of American Can Company.

PART     II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's common stock is listed on the New York Stock Exchange. Information with respect to quarterly high and low sales prices for James River's common stock, quarterly dividends, and other quarterly information related to common shares is contained in Note 18 of Notes to Consolidated Financial Statements in the 1993 Annual Report, which information is
incorporated herein by reference.   The payment of dividends and the amounts
thereof will be dependent upon James River's earnings, financial position, cash requirements, and other relevant factors. Common shares of the Company reserved for issuance are described in Note 13 of Notes to Consolidated Financial Statements in the 1993 Annual Report, which information is incorporated herein by reference. In addition, covenants of certain of the Company's senior note agreements impose restrictions on the amount of net worth which, in turn, may limit the funds available for the payment of dividends; these covenants are described under the heading "Liquidity and Capital Resources - Financing Activities" in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 12 of Notes to Consolidated Financial Statements in the 1993 Annual Report, which information is incorporated herein by reference. On February 17, 1994, there were approximately 21,000 shareholders of record of the Company's common stock.


ITEM 6.   SELECTED FINANCIAL DATA

See "Selected Financial Data - Operations" and "Selected Financial Data - Financial Position, End of Year" on pages 70 through 73 of the 1993 Annual Report, which information for fiscal years 1989 through 1993 is incorporated herein by reference. The data presented for each period reflects operations acquired from the respective acquisition dates. Acquisitions and investments from 1991 through 1993 are described in Note 3 of Notes to Consolidated Financial Statements in the 1993 Annual Report, which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32 through 40 of the 1993 Annual Report, which information is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements and supplementary information, including selected quarterly financial information, under the headings "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Capital Accounts," "Notes to Consolidated Financial Statements," and "Supplemental Pro Forma Financial Information" on pages 42 through 69 of the 1993 Annual Report, which information is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the twenty-four months prior to the date of the most recent financial statements included herein.



PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Company's Directors and Director nominees, see "Election of Directors," "Information on Nominees," and "Board of Directors and Committees" on pages 1 through 3 and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" on page 15 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1994 (the "1994 Proxy Statement"), which information is incorporated herein by reference. Information with respect to the Company's Executive Officers is contained under the heading "Executive Officers of the Registrant" on pages 17 through 19 of Part I of this Form 10-K Annual Report.


ITEM 11.  EXECUTIVE COMPENSATION

See "Compensation of Directors" on page 3, "Stock Option Plan for Outside Directors" and "Retirement Plan for Outside Directors" on page 4, "Executive Compensation" on pages 7 through 10, "Performance Graph" on page 11, and "Compensation Committee Report on Executive Compensation" on pages 12 through 15 of the Company's 1994 Proxy Statement, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Stock Ownership of Management" and "Principal Shareholders" on pages 5 and 6 of the Company's 1994 Proxy Statement, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Information on Nominees" on page 2 of the Company's 1994 Proxy Statement, which information is incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of This Report:

     1)   Financial Statements:

          The Consolidated Financial Statements of James River Corporation of Virginia and Subsidiaries, the Notes to Consolidated Financial Statements, and the Report of Independent Accountants listed below are incorporated herein by reference from pages 41 through 68 of the Company's 1993 Annual Report. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 3, 5, 6, 7, and 8, no other data appearing in the 1993 Annual Report is deemed to be "filed" as part of this Form 10-K Annual Report.

          "Report of Independent Accountants" (see page 41 of the 1993 Annual Report) with respect to the financial statements listed below

          "Consolidated Statements of Operations" for each of the three years in the period ended December 26, 1993 (see page 42 of the 1993 Annual Report)

          "Consolidated Balance Sheets" as of December 26, 1993 and December 27, 1992 (see page 43 of the 1993 Annual Report)

          "Consolidated Statements of Cash Flows" for each of the three years in the period ended December 26, 1993 (see page 44 of the 1993 Annual Report)

          "Consolidated Statements of Changes in Capital Accounts" for each of the three years in the period ended December 26, 1993 (see page 45 of the 1993 Annual Report)

          "Notes to Consolidated Financial Statements" (see pages 46 through 68 of the 1993 Annual Report)


     2)   Financial Statement Schedules:

          The following Financial Statement Schedules and the Report of Independent Accountants on Financial Statement Schedules are filed with this Annual Report on Form 10-K on the pages indicated below. The Financial Statement Schedules should be read in conjunction with the consolidated financial statements and the notes thereto included in the 1993 Annual Report.


                  Description                                   Pages

          Report of Independent Accountants on Financial
            Statement Schedules                                  S-1


                    Description                                 Pages

           V.  Property, Plant, and Equipment for the
               years ended December 26, 1993, December 27,
               1992, and December 29, 1991                  S-2 thru S-4

          VI.  Accumulated Depreciation, Depletion, and
               Amortization of Property, Plant, and
               Equipment for the years ended December 26,
               1993, December 27, 1992, and December 29,
               1991                                         S-5 thru S-7

          IX.  Short-Term Borrowings for the years ended
               December 26, 1993, December 27, 1992, and
               December 29, 1991                                 S-8

           X.  Supplementary Income Statement Information
               for the years ended December 26, 1993,
               December 27, 1992, and December 29, 1991          S-9

          Financial Statement Schedules, other than those listed above, have been omitted as the required information either is not present, is not present in amounts sufficient to require submission of the schedules, or is otherwise reflected in the consolidated financial statements or the notes thereto.

          Separate financial statements for each 50% or less owned affiliate have been omitted because James River's proportionate share of each such company's profit before income taxes and total assets is less than 20% of James River's respective consolidated amounts, and James River's investment in each such company is less than 20% of its consolidated assets.


     3)   Exhibits:

          Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The Exhibits identified with an asterisk (*) are management contracts or compensatory plans available to certain key employees or directors.


Exhibit
Number   Description                                      Section
3(a)     James River Corporation of Virginia Amended      E-1
         and Restated Articles of Incorporation, as amended effective January 4, 1990, filed herewith.

3(b)     James River Corporation of Virginia Articles     E-2
         of Amendment to the Amended and Restated
         Articles of Incorporation Designating the
         Series O 8-1/4% Cumulative Preferred Stock
         ($10.00 par value), effective October 1, 1992, filed herewith.

3(c)     Bylaws of James River Corporation of Virginia,   E-3
         to be amended as of April 28, 1994, filed herewith.

4(a)     Amended and Restated Rights Agreement dated
         May 12, 1992, between James River Corporation of Virginia and NationsBank of Virginia, N.A., as Rights Agent, and Amendment No. 1 to such
         Agreement, dated June 8, 1992 (incorporated by reference to Exhibits 2 and 3, respectively, to the Company's filing of Amendment 1 dated
         July 28, 1992 to its Form 8-A dated March 3,
         1989).

4(b)     $750,000,000 Credit Agreement dated as of May
         7, 1992 (incorporated by reference to Exhibit
         4 to the Company's Current Report on Form 8-K dated May 7, 1992).

4(c)     In reliance upon Item 601(b)(4)(iii)(A) of
         Regulation S-K, various instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed because the total amount of securities authorized and outstanding under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

10(a) * Employment contract for Robert C. Williams, dated January 1, 1993 (incorporated by reference to Exhibit 10(a) to the Company's
         Annual Report on Form 10-K for the year ended
         December 27, 1992).

10(b) *  Ancillary letter agreement with Robert C.
         Williams, dated January 1, 1993 (incorporated by reference to Exhibit 10(b) to the Company's
         Annual Report on Form 10-K for the year ended
         December 27, 1992).

10(c) * Employment Agreement with Ernest S. Leopold, dated June 11, 1986 (incorporated by reference to Exhibit 10(d) to the Company's Annual
         Report on Form 10-K for the year ended April
         29, 1990).

10(d) *  Ancillary letter agreement with Ernest S.
         Leopold, dated October 26, 1992 (incorporated by reference to Exhibit 10 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 27, 1992).

10(e) *  Employment Agreement with Ronald L. Singer,      E-4
         dated December 15, 1993, filed herewith.

10(f) *  James River Corporation of Virginia Deferred
         Compensation Plan for Outside Directors, amended and restated effective as of July 1, 1989 (incorporated by reference to Exhibit
         10(c) to the Company's Annual Report on Form
         10-K for the year ended April 30, 1989).

10(g) *  James River Corporation of Virginia Stock
         Option Plan for Outside Directors, amended and restated as of April 11, 1991 (incorporated by reference to Exhibit 10(e) to the Company's
         Transition Report on Form 10-K for the
         transition period from April 30, 1990 to December 30, 1990).

10(h) *  James River Corporation of Virginia Retirement   E-5
         Plan for Outside Directors, 1994 Amendment and
         Restatement, effective February 18, 1994, filed herewith.

10(i) * James River Corporation of Virginia Amended and Restated Stock Option Plan, dated April
         12, 1984, and subsequently amended through October 1, 1990 (incorporated by reference to
         Exhibit 4 to the Company's Registration State-ment on Form S-8 (Post-Effective Amendment No.
         1 to Registration Statement No. 2-83979), dated December 18, 1984, and Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1990).

10(j) *  James River Corporation of Virginia 1987 Stock   E-6
         Option Plan, 1993 Amendment and Restatement, effective as of December 16, 1993, filed herewith.

10(k) *  James River Corporation of Virginia Stock
         Appreciation Rights Plan, dated April 9, 1987, and subsequently amended through October 1, 1990 (incorporated by reference to Exhibit
         10(f) to the Company's Annual Report on Form
         10-K for the year ended April 26, 1987, and
         Exhibit 10(e) to the Company's Quarterly
         Report on Form 10-Q for the quarter ended
         October 28, 1990).

10(l) *  James River Corporation of Virginia Deferred     E-7
         Stock Plan, 1993 Amendment and Restatement, effective December 16, 1993, filed herewith.

10(m) *  James River Corporation of Virginia Supple-      E-8
         mental Deferral Plan, 1993 Amendment and
         Restatement, effective as of January 1, 1994, filed herewith.

10(n) *  James River II (formerly Crown Zellerbach)
         Salaried Employees Retirement Savings Plan, amended and restated as of May 5, 1986, and subsequently amended through January 1, 1993
         (incorporated by reference to: (i) Exhibit
         4(b) to the Crown Zellerbach Salaried
         Employees Retirement Savings Plan Annual
         Report on Form 11-K for the year ended Decem-ber 31, 1986; (ii) Exhibits 4(b) and 4(c) to the Crown Zellerbach Salaried Employees
         Retirement Savings Plan Annual Report on Form
         11-K for the year ended December 31, 1987;
         (iii) Exhibits 4(d) and 4(e) to the Company's
         Registration Statement on Form S-8 (File No.
         33-25851), dated December 1, 1988; (iv)
         Exhibits 4(f), 4(g), and 4(h) to the James
         River II, Inc. Salaried Employees Retirement
         Savings Plan Annual Report on Form 11-K for the year ended December 31, 1989; (v) Exhibit
         10(m) to the Company's Transition Report on
         Form 10-K for the transition period from April
         30, 1990 to December 30, 1990; (vi) Exhibits
         4(e) and 4(f) to the James River II, Inc.
         Salaried Employees Retirement Savings Plan
         Annual Report on Form 11-K for the year ended
         December 31, 1990; and (vii) Exhibit 4(g) to the James River II Salaried Employees
         Retirement Savings Plan Annual Report on Form
         11-K for the year ended December 31, 1992).

10(o) *  James River Corporation of Virginia 1993         E-9
         Profit Sharing Plan for Salaried Employees, effective as of December 27, 1993, filed herewith.

10(p) *  James River Corporation of Virginia 1994        E-10
         Performance/Productivity Bonus Plan, effective as of February 18, 1994, filed herewith.

10(q) * James River Corporation of Virginia Supple-mental Benefit Plan, amended and restated effective June 1, 1991 (incorporated by reference to Exhibit 10(m) to the Company's
         Annual Report on Form 10-K for the year ended
         December 29, 1991).

11       Computation of Earnings Per Share, filed         E-11
         herewith.

12       Computation of Ratio of Earnings to Fixed        E-12
         Charges, filed herewith.

13       Certain sections of the Company's Annual         E-13
         Report to Shareholders for the year ended
         December 26, 1993, filed herewith.

21       Subsidiaries of the Company as of December 26,   E-14
         1993, filed herewith.

23       Consent of Independent Accountants, filed        E-15
         herewith.

     b)   Reports on Form 8-K:

          During the last quarter of 1993 and subsequent thereto, the Company filed the following Current Reports on Form 8-K:

Date of Report           Event Reported

1) September 27, 1993    The completion of the renegotiation of an
                         affiliate's debt covenant.

2) October 21, 1993      The publication of the Company's results of
                         operations for the third quarter and nine months ended September 26, 1993.

3) November 23, 1993     The issuance in a public offering of $250 million
                         of 6.70% Notes due November 15, 2003 and $150 million of 7-3/4% Debentures due November 15, 2023.

4) January 25, 1994      The publication of the Company's results of
                         operations for the fourth quarter and year ended
                         December 26, 1993.

5) February 22, 1994     The nomination of Anne Marie Whittemore, a partner
                         in the Richmond law firm of McGuire, Woods, Battle
                         & Boothe, to the Board of Directors of James River and the announcement of other organizational changes.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                James River Corporation of Virginia
                                           (Registrant)




                                By:/s/ Stephen E. Hare
Date:  March 25, 1994                Senior Vice President, Corporate Finance
                                     Chief Financial Officer
                                (Principal Financial and Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 25, 1994                 Signature and Title




                                By:/s/ Robert C. Williams
                                     Chairman, President, and
                                     Chief Executive Officer




                                By:/s/ Stephen E. Hare
                                     Senior Vice President, Corporate Finance
                                     Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

     Pursuant to General Instruction D to Form 10-K, this report has been signed below by a majority of the Board of Directors:



     FitzGerald Bemiss                         March 21, 1994
                                               Date

     W. J. Bowen                               March 21, 1994
                                               Date

     William T. Burgin                         March 21, 1994
                                               Date

     Richard H. Catlett, Jr.                   March 22, 1994
                                               Date

     Worley H. Clark, Jr.                      March 21, 1994
                                               Date

     William T. Comfort, Jr.                   March 21, 1994
                                               Date

     William V. Daniel                         March 21, 1994
                                               Date

     Bruce C. Gottwald                         March 23, 1994
                                               Date

     Robert M. O'Neil                          March 21, 1994
                                               Date

     Joseph T. Piemont                         March 21, 1994
                                               Date

     Robert C. Williams                        March 25, 1994
                                               Date

     William S. Woodside                       March 22, 1994
                                               Date

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
James River Corporation of Virginia:

Our report on the consolidated financial statements of James River Corporation of Virginia and Subsidiaries has been incorporated by reference in this Form 10-K from page 41 of the 1993 Annual Report to Shareholders of James River Corporation of Virginia. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






       COOPERS & LYBRAND




Richmond, Virginia
January 25, 1994

JAMES RIVER CORPORATION of Virginia and Subsidiaries

SCHEDULE V --  PROPERTY, PLANT, AND EQUIPMENT (a)
               for the Year Ended December 26, 1993
               (in thousands)

Column A            Column B    Column C   Column D   Column E    Column F
                                                         Other
                  Balance at                          Changes-     Balance
                   Beginning   Additions    Retire-        Add      at End
Classification     of Period     at Cost      ments    (Deduct)  of Period
                                      (b)                   (c)
Land and land
  improvements    $  149,328    $  3,998  $  (2,013)  $ (3,508) $  147,805
Buildings            594,175      53,153    (15,563)    (9,256)    622,509
Machinery and
  equipment        4,180,919     380,707   (172,027)   (25,183)  4,364,416
Construction
  in progress        246,632    (129,221)     1,014      1,006     119,431
Timber and
  timberlands                     22,428               137,326     159,754
                  $5,171,054    $331,065  $(188,589)  $100,385  $5,413,915


(a) See Note 1 of Notes to Consolidated Financial Statements in the 1993 Annual Report with respect to significant accounting policies for property, plant, and equipment and timber and timberlands.

(b) Represents the total of numerous expenditures of which no individual item exceeds two percent of total assets.

(c) Includes (i) property acquired as a result of the acquisition of Diamond Occidental Forest Inc., (ii) the reclassification of gross cost of property, plant, and equipment to net assets held for sale related to refinements of amounts associated with the 1992 restructuring program (see Note 2 of Notes to Consolidated Financial Statements in the 1993 Annual Report), and (iii) the effect of foreign currency translation adjustments. 1993 acquisitions are further described in Note 3 of Notes to Consolidated Financial Statements in the 1993 Annual Report.

JAMES RIVER CORPORATION of Virginia and Subsidiaries

SCHEDULE V --  PROPERTY, PLANT, AND EQUIPMENT (a)
               for the Year Ended December 27, 1992
               (in thousands)



Column A            Column B    Column C   Column D   Column E   Column F
                                                         Other
                  Balance at                          Changes-    Balance
                   Beginning   Additions    Retire-        Add     at End
Classification     of Period     at Cost      ments    (Deduct) of Period
                                      (b)                   (c)
Land and land
  improvements    $  109,742    $ 11,351  $    (853)  $ 29,088 $  149,328
Buildings            454,168      59,770     (2,260)    82,497    594,175
Machinery and
  equipment        3,324,747     419,810   (126,067)   562,429  4,180,919
Construction in
  progress           257,827     (21,250)    (2,709)    12,764    246,632

                  $4,146,484    $469,681  $(131,889)  $686,778 $5,171,054



(a) See Note 1 of Notes to Consolidated Financial Statements in the 1993 Annual Report with respect to significant accounting policies for property, plant, and equipment. Certain amounts have been reclassified to conform to the current year's presentation.

(b) Represents the total of numerous expenditures of which no individual item exceeds two percent of total assets.

(c) Includes (i) the reclassification as of the first day of the year of $546 million gross cost of property, plant, and equipment from net assets held for sale in connection with the termination of the 1990 restructuring program (See Note 2 of Notes to Consolidated Financial Statements in the 1993 Annual Report); (ii) an increase in gross cost of property, plant, and equipment of $247 million recorded in connection with the adoption of SFAS 109 (See Note 5 of Notes to Consolidated Financial Statements in the 1993 Annual Report); (iii) the reclassification as of the last day of 1992 of $110 million gross cost of property, plant, and equipment to net assets held for sale in connection with adoption of the 1992 restructuring program (see Note 2 of Notes to Consolidated Financial Statements in the 1993 Annual Report); (iv) the effect of foreign currency translation adjustments; and (v) the acquisition of the party goods business formerly owned by The Mennen Company (see Note 3 of Notes to Consolidated Financial Statements in the 1993 Annual Report).

JAMES RIVER CORPORATION of Virginia and Subsidiaries

SCHEDULE V --  PROPERTY, PLANT, AND EQUIPMENT (a)
               for the Year Ended December 29, 1991
               (in thousands)



Column A            Column B    Column C   Column D   Column E    Column F
                                                         Other
                  Balance at                          Changes-     Balance
                   Beginning   Additions    Retire-        Add      at End
Classification     of Period     at Cost      ments    (Deduct)  of Period
                                      (b)                   (c)
Land and land
  improvements    $  106,623    $  8,491   $ (5,496)  $    124  $  109,742
Buildings            412,726      49,610     (1,934)    (6,234)    454,168
Machinery and
  equipment        2,987,687     412,848    (45,646)   (30,142)  3,324,747
Construction
  in progress        318,547      (3,475)    (3,278)   (53,967)    257,827

                  $3,825,583    $467,474   $(56,354)  $(90,219) $4,146,484




(a) See Note 1 of Notes to Consolidated Financial Statements in the 1993 Annual Report with respect to significant accounting policies for property, plant, and equipment. Certain amounts have been reclassified to conform to the current year's presentation.

(b) Represents the total of numerous expenditures of which no individual item exceeds two percent of total assets.

(c) Includes (i) property acquired as a result of the acquisition of Rampart Packaging Inc. and the purchase of a folding carton operation from Riverwood International, (ii) reclasses to other asset accounts with respect to assets held for lease pursuant to the sale of the Specialty Papers Business and property contributed to the Naheola Cogeneration Limited Partnership, and (iii) the effect of foreign currency translation adjustments. 1991 acquisitions are further described in Note 3 of Notes to Consolidated Financial Statements in the 1993 Annual Report.

JAMES RIVER CORPORATION of Virginia and Subsidiaries

SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF
               PROPERTY, PLANT, AND EQUIPMENT (a)
               for the Year Ended December 26, 1993
               (in thousands)



Column A            Column B    Column C   Column D   Column E    Column F
                               Additions                 Other
                  Balance at  Charged to              Changes-     Balance
                   Beginning   Costs and    Retire-        Add      at End
Classification     of Period    Expenses      ments    (Deduct)  of Period
                                                            (b)
Land improvements $   24,742    $  5,087  $    (889)  $     11  $   28,951
Buildings            132,455      21,234     (1,921)       190     151,958
Machinery and
  equipment        1,511,048     318,954   (164,872)   (16,772)  1,648,358
Timber and
  timberlands                     13,156                            13,156

                  $1,668,245    $358,431  $(167,682)  $(16,571) $1,842,423



(a) See Note 1 of Notes to Consolidated Financial Statements in the 1993 Annual Report with respect to the Company's policies for providing for depreciation and cost of timber harvested.

(b) Includes (i) the reclassification of accumulated depreciation on property, plant, and equipment to net assets held for sale related to refinements of amounts associated with the 1992 restructuring program (see Note 2 of Notes to Consolidated Financial Statements in the 1993 Annual Report) and (ii) the effect of foreign currency translation adjustments.

JAMES RIVER CORPORATION of Virginia and Subsidiaries

SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF
               PROPERTY, PLANT, AND EQUIPMENT (a)
               for the Year Ended December 27, 1992
               (in thousands)



Column A            Column B    Column C   Column D   Column E   Column F
                               Additions                 Other
                  Balance at  Charged to              Changes-    Balance
                   Beginning   Costs and    Retire-        Add     at End
Classification     of Period    Expenses      ments    (Deduct) of Period
                                                            (b)
Land improvements $   20,644    $  4,573  $    (575)  $    100 $   24,742
Buildings            106,229      21,036       (172)     5,362    132,455
Machinery and
  equipment        1,086,513     330,839   (118,056)   211,752  1,511,048

                  $1,213,386    $356,448  $(118,803)  $217,214 $1,668,245



(a) See Note 1 of Notes to Consolidated Financial Statements in the 1993 Annual Report with respect to the Company's policies for providing for depreciation. Certain amounts have been reclassified to conform to the current year's presentation.

(b) Includes (i) the reclassification as of the first day of 1992 of $185 million of accumulated depreciation on property, plant, and equipment from net assets held for sale in connection with the termination of the 1990 restructuring program (see Note 2 of Notes to Consolidated Financial Statements in the 1993 Annual Report); (ii) an increase in accumulated depreciation on property, plant, and equipment of $74 million recorded in connection with the adoption of SFAS 109 (see Note 5 of Notes to Consolidated Financial Statements in the 1993 Annual Report); (iii) the reclassification as of the last day of 1992 of $44 million of accumulated depreciation on property, plant, and equipment to net assets held for sale in connection with the adoption of the 1992 restructuring program (see Note 2 of Notes to Consolidated Financial Statements in the 1993 Annual Report) and (iv) the effect of foreign currency translation adjustments.

JAMES RIVER CORPORATION of Virginia and Subsidiaries

SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF
               PROPERTY, PLANT, AND EQUIPMENT (a)
               for the Year Ended December 29, 1991
               (in thousands)



Column A            Column B    Column C   Column D   Column E    Column F
                               Additions                 Other
                  Balance at  Charged to              Changes-     Balance
                   Beginning   Costs and    Retire-        Add      at End
Classification     of Period    Expenses      ments    (Deduct)  of Period
                                                            (b)
Land improvements   $ 17,994    $  2,784   $     19   $   (153) $   20,644
Buildings             86,620      14,618      6,972     (1,981)    106,229
Machinery and
  equipment          877,567     274,199    (42,132)   (23,121)  1,086,513

                    $982,181    $291,601   $(35,141)  $(25,255) $1,213,386




(a) See Note 1 of Notes to Consolidated Financial Statements in the 1993 Annual Report with respect to the Company's policies for providing for depreciation. Certain amounts have been reclassified to conform to the current year's presentation.

(b) Includes (i) reclasses to other asset accounts with respect to assets held for lease pursuant to the sale of the Specialty Papers Business and property contributed to the Naheola Cogeneration Limited Partnership and
    (ii) the effect of foreign currency translation adjustments.

JAMES RIVER CORPORATION of Virginia and Subsidiaries

SCHEDULE IX -- SHORT-TERM BORROWINGS (a)
               Years Ended December 26, 1993, December 27, 1992, and December 29, 1991
               (in thousands)

             Column A    Column B  Column C  Column D  Column E  Column F
                                              Maximum   Average  Weighted
                                               Amount    Amount   Average
                                                 Out-      Out-  Interest
             Category of  Balance  Weighted  standing  standing      Rate
             Aggregate     at End   Average    During    During    During
             Short-term        of  Interest       the       the       the
Year Ended   Borrowings    Period      Rate    Period    Period    Period
                                                   (b)       (c)       (d)
December 26, Borrowings
  1993        from banks $103,300      3.3%  $421,400  $231,979      3.4%
             Commercial
              paper       150,716      3.5%   351,749   269,778      3.4%

December 27, Borrowings
  1992        from banks  274,936      3.7%   396,236   225,452      3.8%
             Commercial
              paper       237,752      4.0%   277,152   180,599      4.0%

December 29, Borrowings
  1991        from banks       --        --   408,000   252,736      6.2%
             Commercial
              paper        42,362      5.3%   148,956   106,668      6.5%



(a) Borrowings from banks were made pursuant to promissory notes, with interest based on money market rates. The terms of commercial paper were negotiated at each issuance, with interest rates generally less than the prime rate and maturities not exceeding 270 days. Any commercial paper or outstanding bank borrowings have been included in long-term debt on James River's consolidated balance sheet because of the availability of long-term financing under a revolving credit agreement and the Company's intent to refinance these amounts. See Note 12 of Notes to Consolidated Financial Statements in the 1993 Annual Report.

(b) Represents the maximum amount outstanding at the end of any interim period during the indicated fiscal year.

(c) The average amount outstanding during the period is calculated by aggregating the daily outstanding principal balances and dividing by the number of days in the fiscal year. 1993, 1992, and 1991, each included 364 days.

(d) The weighted average interest rate is calculated by dividing the actual interest expense for the fiscal year by the respective average borrowings outstanding, factored for the number of days in the fiscal year.

JAMES RIVER CORPORATION of Virginia and Subsidiaries

SCHEDULE X --  SUPPLEMENTARY INCOME STATEMENT INFORMATION
               (in thousands)



Column A                                      Column B
                                  Charged to Costs and Expenses for
                                       the Fiscal Period Ended

                          December 26,     December 27,    December 29,
                                  1993             1992            1991

Maintenance and repairs       $297,590         $296,980        $252,321

Advertising costs               66,006           50,976          50,068





Taxes, other than payroll and income taxes, amortization of intangible assets, and royalties were not material for presentation. Certain amounts for prior years have been reclassified to conform to the current year's presentation.