Form 10-Q
period 1994-03-27
JAMES RIVER CORP OF VIRGINIA
filed 1994-05-10
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 27, 1994        Commission File Number 1-7911


                     JAMES RIVER CORPORATION of Virginia
            (Exact name of registrant as specified in its charter)


          Virginia                                54-0848173
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)


  120 Tredegar Street, Richmond, VA                 23219
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code (804) 644-5411


                                Not Applicable
            (Former name, former address, and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes    X    No


Number of shares of $.10 par value common stock outstanding as of May 2, 1994:

81,631,601 shares

JAMES RIVER CORPORATION
of Virginia
QUARTERLY REPORT ON FORM 10-Q
March 27, 1994


                  TABLE OF CONTENTS

                                                                Page No.
PART I.  FINANCIAL INFORMATION:

  ITEM 1. Financial Statements:

     Consolidated Balance Sheets as of March 27, 1994
       and December 26, 1993 . . . . . . . . . . . . . . . . .    3

     Consolidated Statements of Operations for the quarters
       ended March 27, 1994 and March 28, 1993 . . . . . . . .    5

     Consolidated Statements of Cash Flows for the quarters
       ended March 27, 1994 and March 28, 1993 . . . . . . . .    6

     Notes to Consolidated Financial Statements. . . . . . . .    7


  ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . .   14


PART II.  OTHER INFORMATION:

  ITEM 1. Legal Proceedings. . . . . . . . . . . . . . . . . .   17

  ITEM 2. Changes in Securities. . . . . . . . . . . . . . . .   17

  ITEM 3. Defaults Upon Senior Securities. . . . . . . . . . .   17

  ITEM 4. Submission of Matters to a Vote of Security
            Holders. . . . . . . . . . . . . . . . . . . . . .   17

  ITEM 5. Other Information. . . . . . . . . . . . . . . . . .   17

  ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . .   17

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   19

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


JAMES RIVER CORPORATION
of Virginia and Subsidiaries
CONSOLIDATED BALANCE SHEETS
March 27, 1994 and December 26, 1993
(in thousands, except share data)


                                              March      December
                                               1994          1993

ASSETS

Current assets:
  Cash and short-term securities         $   24,569    $   23,620
  Accounts receivable                       410,092       422,894
  Inventories                               707,322       666,464
  Prepaid expenses and other
    current assets                           22,259        22,939
  Deferred income taxes                      80,885        83,538
  Net assets held for sale                   61,688        62,868

    Total current assets                  1,306,815     1,282,323

Net property, plant, and equipment        3,540,715     3,571,492

Investments in affiliates                   527,065       519,448

Other assets                                314,381       324,724

Goodwill                                    152,136       153,315

                                         $5,841,112    $5,851,302

The accompanying notes are an integral part of the consolidated financial statements.

JAMES RIVER CORPORATION
of Virginia and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued

                                              March      December
                                               1994          1993

LIABILITIES AND CAPITAL

Current liabilities:
  Accounts payable and accrued
    liabilities                          $  617,867    $  616,192
  Income taxes payable                        4,597         4,463
  Current portion of long-term debt          79,383        97,287
  Accrued restructuring liability            50,321        63,134

    Total current liabilities               752,168       781,076

Long-term debt                            1,999,668     1,942,836

Accrued postretirement benefits
  other than pensions                       548,173       541,823

Other long-term liabilities                 186,297       179,955

Deferred income taxes                       418,162       430,421

Minority interests                            5,806         7,010

Preferred stock, $10 par value,
  5,000,000 shares authorized,
  issuable in series                        454,048       454,108

Common stock, $.10 par value,
  150,000,000 shares authorized;
  shares outstanding,
  March 27, 1994--81,630,635 and
  December 26, 1993--81,628,047               8,163         8,163

Additional paid-in capital                1,219,089     1,219,043

Retained earnings                           249,538       286,867

                                         $5,841,112    $5,851,302

The accompanying notes are an integral part of the consolidated financial statements.

JAMES RIVER CORPORATION
of Virginia and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters (13 Weeks) Ended
March 27, 1994 and March 28, 1993
(in thousands, except per share amounts)


                                                   1994          1993

Net sales                                    $1,105,503    $1,113,625
Cost of goods sold                              934,866       934,720
Selling and administrative expenses             150,332       161,251

  Income from operations                         20,305        17,654

Interest expense                                 34,957        39,185
Other income, net                                 2,591         4,189

  Loss before income taxes                      (12,061)      (17,342)

Income tax benefit                               (4,975)       (7,212)

  Net loss                                   $   (7,086)   $  (10,130)

Preferred dividend requirements                  (8,202)       (8,208)

  Net loss applicable to common
    shares                                   $  (15,288)   $  (18,338)

Net loss per common share and
  common share equivalent                         $(.19)        $(.22)

Quarterly rate of cash dividends
  per common share                                $ .15         $ .15

Weighted average number of common
  shares and common share
  equivalents                                    81,866        81,745

The accompanying notes are an integral part of the consolidated financial statements.

JAMES RIVER CORPORATION
of Virginia and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters (13 Weeks) Ended
March 27, 1994 and March 28, 1993
(in thousands)

                                                            1994        1993

Cash provided by (used for) operating activities:
  Net loss                                               $(7,086)   $(10,130)
  Items not affecting cash:
    Depreciation expense and cost of timber harvested     88,474      88,375
    Deferred income tax benefit                           (6,885)     (8,762)
    Undistributed losses of unconsolidated affiliates        382       4,388
    Amortization and other                                 2,777       3,052
  Change in current assets and liabilities:
    Accounts receivable                                   12,913       1,094
    Inventories                                          (41,553)    (11,192)
    Prepaid expenses and other current assets                656      12,063
    Net assets held for sale                              (1,164)      1,458
    Accounts payable and accrued liabilities               2,174       3,417
    Income taxes payable                                     142       5,798
    Accrued restructuring liability                       (8,335)     (7,219)
  Retirement benefits expense in excess of
    (less than) funding                                   10,160      11,284
  Other, net                                                (325)     (1,798)

      Cash provided by operating activities               52,330      91,828

Cash provided by (used for) investing activities:
  Expenditures for property, plant, and equipment        (65,335)    (62,957)
  Cash received from sale of assets                        5,268       2,798
  Investments in affiliates                              (12,108)        (59)
  Proceeds received from redemption of SCI
    preferred stock                                                   47,050
  Other, net                                               1,880       2,172

      Cash used for investing activities                 (70,295)    (10,996)

Cash provided by (used for) financing activities:
  Additions to long-term debt                             58,413     132,688
  Payments of long-term debt                             (18,992)   (176,785)
  Common and preferred stock cash dividends paid         (20,447)    (20,376)
  Other, net                                                 (60)       (105)

      Cash provided by (used for) financing activities    18,914     (64,578)

Increase in cash and short-term securities                   949      16,254
Cash and short-term securities,
  beginning of period                                     23,620     375,492

Cash and short-term securities, end of period            $24,569    $391,746

The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. Basis of Presentation

    In the opinion of management, the accompanying unaudited consolidated financial statements of James River Corporation of Virginia and Subsidiaries (the "Company" or "James River") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 27, 1994 and March 28, 1993 and its results of operations and cash flows for the quarters (13 weeks) then ended. The results of operations for the quarter ended March 27, 1994 are not necessarily indicative of the results to be expected for the full year.

    Certain amounts in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.


 2. Acquisitions and Dispositions

    In February 1994, the Company paid approximately $11.8 million as an additional investment in Jamont Holdings N.V. ("Holdings"). In accordance with the terms of the agreement with the other 50% owner of this investment, Rayne Holdings Inc., this transaction did not result in a change in James River's 50% ownership of Holdings. (See Notes 9 and 11 for other information regarding James River's investment in Holdings).

    In March 1994, the Company sold its 50% interest in Coastal Paper Company, a Mississippi-based producer of lightweight papers. During the first quarter of 1994, James River also completed the sale of approximately 9,300 acres of timberlands that it had acquired as part of its acquisition of Diamond Occidental Forest Inc. in 1993. The estimated realizable value of the timberlands was included in net assets held for sale prior to their disposition. (See Note 8 for summarized information related to these dispositions).


 3. Other Income

    The components of other income were as follows for the quarters ended March 27, 1994 and March 28, 1993 (in thousands):

                                              March         March
                                               1994          1993
   Interest and investment income            $2,975        $5,783
   Equity in net losses of
     unconsolidated affiliates                 (382)       (3,831)
   Minority interests in losses of
     subsidiaries                               330           641
   Foreign currency exchange gain (loss)          6        (2,610)
   Other, net                                  (338)        4,206

       Total other income                    $2,591        $4,189


 4. Income Taxes

    The Company's effective income tax rate was 41.2% for the quarter ended March 27, 1994, compared to 41.6% for the first quarter of 1993. In August 1993, the Omnibus Budget Reconciliation Act of 1993 was enacted providing for, among other things, an increase in the federal corporate income tax rate from 34% to 35%. This change in the federal rate increased the Company's effective tax rate from 1993 to 1994; however, the increase was offset by (i) favorable settlements on the finalization of audits on prior years' tax returns in the first quarter of 1993 and (ii) the favorable effect of a charitable conservation easement donation during the first quarter of 1994. In addition, the effective rates for the quarters ended March 27, 1994 and March 28, 1993 were impacted by the relative size of nondeductible items to pretax income.


 5. Inventories

    The components of inventories were as follows as of March 27, 1994 and December 26, 1993 (in thousands):

                                              March      December
                                               1994          1993
    Raw materials                          $162,152      $161,093
    Finished goods and work in process      461,497       425,640
    Stores and supplies                     141,181       139,457
                                            764,830       726,190
    Reduction to state certain inventories
      at last-in, first-out cost            (57,508)      (59,726)

      Total inventories                    $707,322      $666,464


 6. Property, Plant, and Equipment

    The components of net property, plant, and equipment were as follows as of March 27, 1994 and December 26, 1993 (in thousands):

                                              March      December
                                               1994          1993
    Land and improvements                $  148,203    $  147,805
    Buildings                               624,932       622,509
    Machinery and equipment               4,384,230     4,364,416
    Construction in progress                145,706       119,431
                                          5,303,071     5,254,161
      Accumulated depreciation           (1,908,204)   (1,829,267)
                                          3,394,867     3,424,894
    Timber and timberlands, net             145,848       146,598

      Net property, plant, and equipment $3,540,715    $3,571,492


 7. Preferred Stock

    Outstanding preferred stock, stated at liquidation value, was as follows as of March 27, 1994 and December 26, 1993:


                                         Shares     Liquidation Value
             Liquidation            Outstanding         (in thousands)
                   Value       March   December      March   December
               Per Share        1994       1993       1994       1993

Series D            $100      12,400     13,000   $  1,240   $  1,300
Series K              50   1,999,995  1,999,995    100,000    100,000
Series L             200   1,000,000  1,000,000    200,000    200,000
Series N             200     264,042    264,042     52,808     52,808
Series O             500     200,000    200,000    100,000    100,000

  Total preferred
    stock                  3,476,437  3,477,037   $454,048   $454,108


 8. Statements of Cash Flows Supplemental Data

    Cash payments for income taxes of consolidated subsidiaries totalled approximately $2.3 million and $1.4 million for the quarters ended March 27, 1994 and March 28, 1993, respectively. Interest paid totalled $17.0 million for the quarter ended March 27, 1994 and $28.8 million for the quarter ended March 28, 1993. Interest costs incurred and amounts capitalized in fixed asset accounts for the quarters ended March 27, 1994 and March 28, 1993 were as follows (in thousands):

                                              March         March
                                               1994          1993
    Total interest costs                    $35,464       $40,682
    Interest capitalized                       (507)       (1,497)

        Net interest expense                $34,957       $39,185


    Businesses sold during the quarters ended March 27, 1994 and March 28, 1993 are summarized as follows (in thousands):

                                              March         March
                                               1994          1993
    Fair value of assets sold                $7,268        $5,498
    Non-cash consideration received          (2,000)       (2,700)

      Cash received from sale of assets      $5,268        $2,798


 9. Commitments and Contingent Liabilities

    (a) Put and Call Arrangements:

    James River is a party to put and call arrangements in connection with its investment in Jamont N.V. ("Jamont"), the pan-European consumer products company in which James River currently has a 43% indirect ownership interest. James River and Rayne Holdings Inc. ("Rayne"), a British Virgin Islands company, each own 50% of Jamont Holdings N.V. ("Holdings"), which owns approximately 86% of Jamont. James River and Rayne are parties to a put and call agreement that provides various options by which James River may purchase Rayne's interest in Holdings (the "Option Shares"). James River has the option, exercisable until June 15, 1996 and again between September 1, 1996 and June 15, 1998, to purchase either 80% or 100% of the Option Shares at escalating amounts pursuant to a formula (the "Formula Price"). In addition, Rayne may put 80% of the Option Shares to James River during July and August 1996 and the remaining 20% of such shares during July and August 1998 at a proportionate value equal to the then Formula Price. If it has not otherwise been acquired, James River also has the option to purchase the remaining 20% of the Option Shares during September 1998 for 20% of the then Formula Price. The Formula Price was approximately $639 million in March 1994 for 100% of the Option Shares. In connection with this put and call agreement, the Company has obtained a letter of credit securing the contingent obligation to purchase 80% of the Option Shares.

    In April 1994, subsequent to the end of the first quarter, the Company announced the signing of a share acquisition agreement whereby it will acquire the 50% ownership interest in Holdings currently owned by Rayne for approximately $575 million in cash (see Note 11).

    In March 1993, EuroPaper Inc., ("EuroPaper") an unrelated entity, purchased the approximate 14% interest in Jamont previously owned by Nokia Corporation. In connection with this transaction, EuroPaper entered into a put and call agreement with James River. Pursuant to the agreement, EuroPaper may put its interest in Jamont (the "EuroPaper Shares") to James River during May 1996 and James River may call the EuroPaper Shares during August 1996, each at a fixed price of approximately 1.04 billion French francs (approximately $181.8 million using exchange rates in effect as of March 31, 1994). In addition, Holdings has a separate call agreement with EuroPaper under which it may call the EuroPaper Shares through April 1996 at a scheduled escalating price.

    James River and CRSS Capital, Inc. ("CRSS") each own 50% of the Naheola Cogeneration Limited Partnership (the "Naheola Partnership"), which was formed in order to develop and operate a $300 million chemical recovery unit at the Company's Naheola mill. James River has an option to purchase CRSS's interest at fair value. CRSS also has an option to put its interest in the partnership to James River at fair value.
CRSS's option may only be exercised (i) if the facility becomes subject to regulation as a public utility, (ii) if production levels at the Naheola mill fall below certain levels due to the Company's shifting of production to other mills, or (iii) if the Naheola mill is sold to a competitor of CRSS; management believes the probability of the occurrence of any of these events is remote.

    (b) Hedge and Swap Agreements:

    The Company is a party to foreign currency contracts that hedge a portion of the foreign currency exposure of its net investment in Jamont. As of March 27, 1994, the Company had outstanding foreign currency contracts covering a total notional principal amount of $488 million, primarily denominated in French francs, British pounds, Belgian francs, and Spanish pesetas. The carrying value of these contracts was a net liability of $9.9 million as of March 27, 1994. Currency gains and losses on the contracts are recorded in the foreign currency translation component of retained earnings. These contracts mature on September 1, 1998. In connection with these contracts, the Company has entered into interest swap agreements to manage the related interest rate exposure. Gains and losses on these agreements are included in other income as incurred.

    In the first quarter of 1994, the Company also entered into five year interest rate swap and periodic cap agreements primarily to manage its interest rate exposure on certain issues of long-term debt. The agreements effectively converted $325 million of fixed rate debt, with an average rate of approximately 7.1%, to LIBOR-based floating rate debt. Gains and losses on these agreements are recorded in interest expense, as incurred. For the quarter ended March 27, 1994, interest expense was decreased by approximately $800,000 related to the effect of these agreements.

    (c) Environmental Matters:

    Like its competitors, James River is subject to extensive regulation by various federal, state, provincial, and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations on the discharge of materials into the environment, including effluent and emission limitations, as well as require the Company to obtain and operate in compliance with the conditions of permits and other governmental authorizations. Future regulations could materially increase the Company's capital requirements and certain operating expenses in future years.

    In December 1993, the U.S. Environmental Protection Agency (the "EPA") published draft rules, informally referred to as the "cluster rules," which contain proposed revisions to the effluent guidelines under the Clean Water Act in conjunction with new regulations relating to the discharge of certain substances under the Clean Air Act. The final rules are scheduled to be issued in late 1995, with a nominal compliance date of 1998. The new rules may require significant changes in the pulping and/or bleaching process presently used in some U.S. pulp mills, including several of James River's mills, necessitating additional capital expenditures to achieve compliance by approximately 1998. Based on preliminary estimates, the Company anticipates that such capital expenditures could be at least $300 million for James River. This estimate could change, depending on several factors, including, among others, (i) the ability of the Company and other pulp manufacturers to convince the EPA that the proposed regulations are unnecessarily complex, burdensome, and environmentally unjustified; (ii) the outcome of potential administrative and judicial challenges; (iii) new developments in control and process technology; and (iv) any unfavorable revisions to the proposed cluster rules based on public comment.

    In addition, James River has been identified as a potentially responsible party ("PRP") and is involved in remedial investigations and actions under federal and state laws. It is James River's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of March 27, 1994, James River's accrued environmental remediation liabilities totalled $22.4 million. This amount reflects management's best estimate of James River's ultimate liability for such costs. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accrual as necessary. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRP's. The Company believes that its share of the ultimate costs of cleanup for its current remediation sites will not have a material adverse impact on its financial condition. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.


10. Segment Information

    James River's net sales and income from operations by business segment were as follows for the quarters ended March 27, 1994 and March 28, 1993 (in thousands):

                                                March          March
                                                 1994           1993
Net sales:
  Consumer products                        $  557,224     $  558,805
  Food and consumer packaging                 375,737        387,395
  Communications papers                       215,044        215,912
  Intersegment elimination                    (42,502)       (48,487)

    Total net sales                        $1,105,503     $1,113,625

Operating profit (loss):
  Consumer products                           $28,316        $23,190
  Food and consumer packaging                  26,633         23,309
  Communications papers                       (25,059)       (20,281)
  General corporate expenses                   (9,585)        (8,564)

    Income from operations                    $20,305        $17,654


11. Subsequent Events

    (a) Jamont Acquisition Agreement

    On April 27, 1994, James River announced the signing of a share acquisition agreement with Montedison S.p.A. and Rayne, whereby James River will acquire the 50% ownership interest in Holdings currently owned by Rayne for approximately $575 million in cash. Upon the consummation of the acquisition, Jamont will become a consolidated subsidiary of James River. The final transaction, which is subject to normal closing conditions, as well as obtaining necessary financing and securing the approval of James River's lenders, is expected to be completed during the third quarter of 1994.

    (b) Securities Offerings

    On May 2, 1994, the Company filed registration statements with the Securities and Exchange Commission for shelf registrations of up to $600 million of debt securities and up to $287.5 million of preferred stock (or related depositary shares) to be issued from time to time in the future. James River currently expects to use a portion of the proceeds from these offerings to finance the acquisition of Rayne's interest in Jamont. The remainder of the proceeds may be used for the refinancing of existing long-term debt or for general corporate purposes, which may include capital expenditures, acquisitions, and working capital requirements. As of May 9, 1994, James River had not entered into any agreement with a third party with respect to an acquisition, other than as described in Note 11(a).

    (c) Pro Forma Operating Data

    The following pro forma information gives effect to (i) the acquisition by James River of the remaining 50% ownership interest in Holdings for a purchase price of $575 million in cash and (ii) the assumed financing of such acquisition with the proceeds from the issuance of $325 million of debt securities and $250 million of preferred stock. The pro forma results of operations assume that these transactions occurred on the first day of the year ended December 26, 1993 and resulted in the consolidation of Holdings by James River. The pro forma financial information does not purport to be indicative of the results of operations which would actually have been reported if the transactions had occurred for the period indicated or which may be reported in the future.

                                                             1993
                                                        Pro Forma
    (in millions, except per share data)             Consolidated

    Net sales                                            $6,132.3

    Net loss                                               $(20.8)

    Net loss per common share and
      common share equivalent                              $(0.88)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Results of Operations


Comparison of Quarters (13 Weeks) Ended
March 27, 1994 and March 28, 1993
($ in millions)

                               March 27, 1994         March 28, 1993
                                         % of                   % of
                                          Net                    Net
                                 $      Sales          $       Sales

Net sales                   $1,105.5     100.0%   $1,113.6      100.0%

Cost of goods sold             934.9      84.6       934.7       83.9

Selling and administrative
  expenses                     150.3      13.6       161.2       14.5

  Income from operations        20.3       1.8        17.7        1.6

Interest expense                35.0       3.2        39.2        3.5

Other income, net                2.6       0.3         4.2        0.4

  Loss before income taxes     (12.1)     (1.1)      (17.3)      (1.5)

Income tax benefit              (5.0)     (0.5)       (7.2)      (0.6)

    Net loss                $   (7.1)     (0.6)%  $  (10.1)      (0.9)%


    Net sales for the quarter were $1.1 billion, equivalent to the prior year's first quarter. The Company reported a net loss of $7.1 million, representing an improvement over the loss of $10.1 million reported in the first quarter of 1993. On a per share basis after preferred dividends, losses were $0.19 per share in 1994's first quarter compared to losses of $0.22 per share in the prior year.

    Income from operations totalled $20.3 million in the first quarter of 1994, a 15% improvement over the prior year's first quarter, despite the severe winter weather conditions and depressed paper and board prices, which hampered many of the Company's operations. Results for the Consumer Products Business increased by over 20%, to $28.3 million from $23.2 million, principally from strong retail volume and the benefits realized from productivity improvements. Operating results for the Food and Consumer Packaging Business increased 14%, to $26.6 million in 1994 from $23.3 million in 1993 due to improved production of coated recycled board, partially offset by softer volumes in both folding carton and flexible packaging because of customers using up existing packaging before the phase-in date for the new federally required labels. In the Communications Papers Business, operating losses increased 24%, to $25.1 million from $20.3 million last year, as pricing in most white paper grades continued to decline due to additional industry capacity and substantially higher levels of imports. Sales and income from operations by business segment are included in Note 10 of Notes to Consolidated Financial Statements, which should be read in conjunction herewith.

    Interest expense for the first quarter of 1994 declined by $4.2 million compared with the same period in 1993 and gross interest costs decreased by $5.2 million. The decline in net interest expense reflects the higher levels of interest expense due to additional borrowings in the first quarter of 1993 and interest savings in 1994 resulting from the Company's refinancing program, which was completed in April 1993. This decrease was partially offset by lower amounts of capitalized interest, as well as the effect of the interest rate swap agreements discussed in Note 9(b) of Notes to Consolidated Financial Statements. Other income decreased to $2.6 million in the first quarter of 1994 from $4.2 million in the first quarter of 1993. The decrease includes a decrease in the level of interest income, related to the higher-than-normal levels of cash held in the first quarter of 1993 in connection with the refinancing program. (See Note 3 of Notes to Consolidated Financial Statements). The change in the effective tax rate for 1994 is discussed in Note 4 of Notes to Consolidated Financial Statements.

    During the first quarter, the Company continued to implement its restructuring and cost reduction programs. In March, James River sold its 50% interest in Coastal Paper Company, a Mississippi-based producer of lightweight papers. Staffing reductions of approximately 200 employees were also realized during the quarter, bringing total staffing reductions to over 2,400 during the past year.

    In April 1994, the Company announced the signing of a share acquisition agreement pursuant to which James River will acquire an additional 43% indirect interest in Jamont. This agreement is described in Note 11 of Notes to Consolidated Financial Statements.


Financial Condition

    Capital expenditures for the first quarter of 1994 totalled approximately $65 million, comparable to the $63 million of spending in the first quarter of 1993. This reflects the Company's continued focus on a reduced level of capital appropriations in response to recent operating performance. Cash provided by operations for the quarter ended March 27, 1994 totalled $52 million, compared to $92 million in the comparable period of 1993. This decrease is primarily due to (i) increased communications papers inventory levels and (ii) increases in certain consumer products inventories partially in anticipation of the stronger summer season.

    During the first quarter of 1994, the Company realized a total of $5.3 million in cash from the sale of assets, including the sale of its 50% interest in Coastal Paper Company and certain timberlands. These transactions are described in Note 2 of Notes to Consolidated Financial Statements.

    As of March 27, 1994, under the most restrictive provisions of the Company's debt agreements, the Company had additional borrowing capacity of approximately $275 million and net worth in excess of the minimum requirement specified by such agreements of approximately $250 million.

    James River's ratio of total debt, including the current portion, to total capitalization was 51.8% as of March 27, 1994, compared to 50.9% as of December 26, 1993. For purposes of calculating this ratio, total capitalization represents the sum of current and long-term debt and equity accounts. For the year ended December 26, 1993, the ratio of earnings to fixed charges was 1.04. For the quarters ended March 27, 1994 and March 28, 1993, earnings were inadequate to cover fixed charges. Earnings were inadequate to cover combined fixed charges and preferred stock dividends for the year ended December 26, 1993 and the quarters ended March 27, 1994 and March 28, 1993.

    In April 1994, Standard & Poor's and Moody's Investors Service Inc. each placed James River's securities ratings under review following the announcement of James River's intent to acquire a controlling interest in Jamont and the potential increase in the Company's debt levels associated with this acquisition. Moody's placed the ratings under review for a downgrade and Standard & Poor's placed the ratings on CreditWatch, with negative implications, which indicates that the rating group is aware of a potential for a rating change. Standard & Poor's currently rates James River's senior debt as BBB and preferred stock as BBB-, and Moody's currently rates such securities as Baa1 and baa2, respectively. If James River's ratings are lowered, management believes it is unlikely that such ratings will fall below investment grade.

    In May 1994, subsequent to quarter end, the Company filed registration statements with the Securities and Exchange Commission for shelf registrations of up to $600 million of debt securities and up to $287.5 million of preferred stock. James River currently expects to use a portion of the proceeds from such offerings to finance the acquisition of Jamont.

    The Company's current ratio increased to 1.74 as of March 27, 1994 from 1.64 as of December 26, 1993 and working capital increased to $555 million from $501 million for the same time period. The increase in working capital of $54 million was primarily attributable to an increase in inventory levels and a decrease in the current portion of long-term debt.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

    None.

Item 2. CHANGES IN SECURITIES.

    None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the quarter ended March 27, 1994. The Annual Meeting of Shareholders was held on April 28, 1994; the information related to this meeting will be reported in the quarterly report on Form 10-Q for the quarter ending June 26, 1994, as required.

Item 5. OTHER INFORMATION.

    None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

        The exhibits listed below are filed as part of this quarterly report. Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

        Exhibit                                              Starts
        Number                    Description                on Page

        10     Share Acquisition Agreement, dated April
               26, 1994, among James River Corporation
               of Virginia, James River International
               Holdings, Ltd., Montedison S.p.A., Tissue
               Paper Holding S.A., and Rayne Holdings
               Inc.
                 -- filed herewith.                            20

        11     Computation of Earnings per Common Share
               and Common Share Equivalent
                 -- filed herewith.                            31

        12.1   Computation of Ratio of Earnings to Fixed
               Charges
                 -- filed herewith.                            34

        12.2   Computation of Ratio of Earnings to
               Combined Fixed Charges and Preferred
               Stock Dividends
                 -- filed herewith.                            37

    (b) Reports on Form 8-K:

        During the quarter ended March 27, 1994, and subsequent thereto, the Company filed the following Current Reports on Form 8-K:

          Date of Report                 Event Reported

       1) January 25, 1994   The Company published a press release
                             announcing its results of operations for the fourth quarter and year ended December
                             26, 1993.

       2) February 22, 1994  The Company announced the nomination of
                             Anne Marie Whittemore, partner in the
                             Richmond law firm of McGuire, Woods,
                             Battle & Boothe, to the Board of Directors of James River and other organizational changes.

       3) April 21, 1994     The Company published a press release
                             announcing its results of operations for the first quarter ended March 27, 1994.

       4) April 27, 1994     The Company announced the signing of a
                             share acquisition agreement with
                             Montedison S.p.A. and Rayne Holdings Inc.
                             Also included were the audited financial statements of Jamont Holdings N.V. for the year ended December 31, 1993, presented in U.S. dollars and prepared in accordance with accounting standards generally accepted in The Netherlands.

SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JAMES RIVER CORPORATION of Virginia



                              By:/s/Stephen E. Hare
                                 Senior Vice President,
                                   Corporate Finance and
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)



Date:  May 9, 1994