Form 10-Q
period 1994-06-26
JAMES RIVER CORP OF VIRGINIA
filed 1994-08-09
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                              FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  June 26, 1994 Commission File Number:  1-7911


                 JAMES RIVER CORPORATION of Virginia
       (Exact name of registrant as specified in its charter)


           Virginia                          54-0848173
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification No.)


120 Tredegar Street, Richmond, VA              23219
(Address of principal executive offices)     (Zip Code)


 Registrant's telephone number, including area code:  (804) 644-5411


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

                                                    Yes  X         No

Number of shares of $.10 par value common stock outstanding as of August 1, 1994:

                          81,673,726 shares

                       JAMES RIVER CORPORATION
                             of Virginia
                    QUARTERLY REPORT ON FORM 10-Q
                            June 26, 1994


                          TABLE OF CONTENTS

                                                                 Page No.
PART I.  FINANCIAL INFORMATION:

     ITEM 1.  Financial Statements:

          Consolidated Balance Sheets as of June 26, 1994 and
              December 26, 1993                                      3

          Consolidated Statements of Operations for the quarters
              and six months ended June 26, 1994 and June 27, 1993   5

          Consolidated Statements of Cash Flows for the six months
              ended June 26, 1994 and June 27, 1993                  6

          Notes to Consolidated Financial Statements                 7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   15


PART II.  OTHER INFORMATION:

     ITEM 1.  Legal Proceedings                                     19

     ITEM 2.  Changes in Securities                                 19

     ITEM 3.  Defaults Upon Senior Securities                       19

     ITEM 4.  Submission of Matters to a Vote of Security Holders   19

     ITEM 5.  Other Information                                     20

     ITEM 6.  Exhibits and Reports on Form 8-K                      21

     SIGNATURES                                                     23

PART I.     FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS
                 June 26, 1994 and December 26, 1993
                  (in thousands, except share data)

                                                    June    December
                                                    1994        1993
ASSETS

Current assets:
  Cash and short-term securities                 $23,142     $23,620
  Accounts receivable                            445,442     422,894
  Inventories                                    701,453     666,464
  Prepaid expenses and other current assets       22,548      22,939
  Refundable income taxes                         15,429
  Deferred income taxes                           63,796      83,538
  Net assets held for sale                        74,669      62,868

    Total current assets                       1,346,479   1,282,323

Net property, plant, and equipment             3,509,055   3,571,492

Investments in affiliates                        558,880     519,448

Other assets                                     315,883     324,724

Goodwill                                         150,957     153,315

                                              $5,881,254  $5,851,302

             The accompanying notes are an integral part
              of the consolidated financial statements.

                       JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries

               CONSOLIDATED BALANCE SHEETS, Continued
                  (in thousands, except share data)
                                                    June    December
                                                    1994        1993
LIABILITIES AND CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities      $599,354    $616,192
  Income taxes payable                             5,183       4,463
  Current portion of long-term debt               78,669      97,287
  Accrued restructuring liability                 46,978      63,134

    Total current liabilities                    730,184     781,076

Long-term debt                                 2,038,361   1,942,836

Accrued postretirement benefits other than
  pensions                                       542,391     541,823

Other long-term liabilities                      215,442     179,955

Deferred income taxes                            415,534     430,421

Minority interests                                 5,461       7,010

Preferred stock, $10 par value, 5,000,000
  shares authorized, issuable in series          452,808     454,108

Common stock, $.10 par value, 150,000,000
  shares authorized; shares outstanding,
  June 26, 1994--81,672,484 and
  December 26, 1993--81,628,047                    8,167       8,163

Additional paid-in capital                     1,220,086   1,219,043

Retained earnings                                252,820     286,867

                                              $5,881,254  $5,851,302

             The accompanying notes are an integral part
              of the consolidated financial statements.

                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Quarters (13 Weeks) and Six Months (26 Weeks) Ended
                         June 26, 1994 and June 27, 1993
                    (in thousands, except per share amounts)
                                                 Second Quarter             Six Months
                                                   1994       1993         1994        1993
Net sales                                    $1,198,145 $1,198,134   $2,303,648  $2,311,759
Cost of goods sold                              990,697    983,337    1,925,563   1,918,057
Selling and administrative expenses             164,983    172,609      315,315     333,860
  Income from operations                         42,465     42,188       62,770      59,842

Interest expense                                 36,553     33,317       71,510      72,502
Other income, net                                15,509     13,730       18,100      17,919
  Income before income tax expense               21,421     22,601        9,360       5,259

Income tax expense                                8,521      8,865        3,546       1,653

  Net income                                    $12,900    $13,736       $5,814      $3,606

Preferred dividend requirements                  (8,201)    (8,205)     (16,403)    (16,413)

  Net income (loss) applicable to
    common shares                                $4,699     $5,531     $(10,589)   $(12,807)

Net income (loss) per common share and
  common share equivalent                          $.06       $.06        $(.13)      $(.16)

Cash dividends per common share                    $.15       $.15         $.30        $.30

Weighted average number of common shares
  and common share equivalents                   81,901     81,846       81,883      81,795

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                            JAMES RIVER CORPORATION
                         of Virginia and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Six Months (26 Weeks) Ended
                       June 26, 1994, and June 27, 1993
                                (in thousands)
                                                              1994        1993
Cash provided by (used for) operating activities:
  Net income                                                $5,814      $3,606
  Items not affecting cash:
    Depreciation expense and cost of timber harvested      178,038     182,088
    Deferred income tax provision (benefit)                    662        (584)
    Undistributed (earnings) losses of unconsolidated
      affiliates                                            (4,164)      1,841
    Amortization and other                                   9,115       8,223
  Change in current assets and liabilities:
    Accounts receivable                                    (21,496)    (20,401)
    Inventories                                            (35,665)      4,841
    Prepaid expenses and other current assets                  371       7,467
    Net assets held for sale                                (1,278)     (1,736)
    Accounts payable and accrued liabilities               (17,739)    (11,139)
    Income taxes payable                                       619       5,359
    Accrued restructuring liability                        (14,956)    (16,616)
  Retirement benefits expense in excess of funding          14,044      16,623
  Other, net                                                (5,263)      8,456
      Cash provided by operating activities                108,102     188,028

Cash provided by (used for) investing activities:
  Expenditures for property, plant, and equipment         (143,363)   (149,639)
  Cash received from sale of assets                          8,935      26,148
  Investments in affiliates                                (12,108)       (220)
  Proceeds received from redemption of SCI preferred
    stock                                                               47,050
  Other, net                                                 2,777       4,317
      Cash used for investing activities                  (143,759)    (72,344)

Cash provided by (used for) financing activities:
  Additions to long-term debt                               98,568      38,220
  Payments of long-term debt                               (21,083)   (455,706)
  Common and preferred stock cash dividends paid           (40,907)    (40,819)
  Other, net                                                (1,399)       (133)
      Cash provided by (used for) financing activities      35,179    (458,438)

Decrease in cash and short-term securities                    (478)   (342,754)
Cash and short-term securities, beginning of period         23,620     375,492
Cash and short-term securities, end of period              $23,142     $32,738

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements of James River Corporation of Virginia and Subsidiaries (the "Company" or "James River") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 26, 1994 and June 27, 1993, its results of operations for the quarters (13 weeks) and the six months (26 weeks) then ended, and its cash flows for the six months then ended. The balance sheet as of December 26, 1993 was derived from audited financial statements as of that date. The results of operations for the six months ended June 26, 1994 are not necessarily indicative of the results to be expected for the full year.

      Certain amounts in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.


2.   Acquisitions and Dispositions

      Prior to July 5, 1994, James River and Rayne Holdings Inc. ("Rayne") each owned 50% of Jamont Holdings N.V. ("Jamont Holdings") which, in turn, owned 86.4% of Jamont N.V. ("Jamont"). In February 1994, the Company made an additional investment of $11.8 million in Jamont Holdings which, in accordance with the terms of an agreement with Rayne, did not result in a change in James River's then 50% ownership interest in Jamont Holdings. On July 5, 1994, subsequent to quarter end, James River completed the acquisition of Rayne's 43.2% indirect ownership interest in Jamont for a total consideration of approximately $575 million in cash. Jamont, with operations in 12 European countries and 1993 sales of $1.5 billion, produces branded and private label tissue, hygiene, and foodservice products for the retail and away-from-home markets. (See Notes 10 and 12 for other information regarding James River's investment in Jamont Holdings).

      In  March  1994, the Company sold its 50% interest  in  Coastal
Paper Company, a Mississippi-based producer of lightweight papers. During the first six months of 1994, James River also completed the sale of approximately 18,100 acres of timberlands that it had acquired as part of its acquisition of Diamond Occidental Forest Inc. in 1993. The estimated realizable value of the timberlands was included in net assets held for sale prior to their disposition. (See Note 9 for summarized information related to these dispositions).


3.   Other Income

      The components of other income were as follows for the six months ended June 26, 1994 and June 27, 1993 (in thousands):

                                                   June        June
                                                   1994        1993
Interest and investment income                  $10,926     $22,116
Equity in net income (losses)
  of unconsolidated affiliates                    4,164        (608)
Minority interests in (gains) losses
  of subsidiaries                                   405       1,034
Foreign currency exchange losses                   (357)     (8,429)
Write-off of investment                                      (2,168)
Other, net                                        2,962       5,974

    Total other income                          $18,100     $17,919



4.   Income Taxes

      The Company's effective income tax rate was 37.9% for the six months ended June 26, 1994, compared to 31.4% for the comparable period of 1993. The effective rates for each period have been affected by the relative size of minority interests, which is included net of income taxes in pretax earnings, in comparison to pretax earnings. The 1994 income tax rate has been affected by the Omnibus Budget Reconciliation Act of 1993, enacted in August 1993, which provided for, among other things, an increase in the federal corporate income tax rate from 34% to 35%.


5.   Inventories

      The components of inventories were as follows as of June 26, 1994 and December 26, 1993 (in thousands):
                                             June    December
                                             1994        1993
Raw materials                            $148,690    $161,093
Finished goods and work in process        467,561     425,640
Stores and supplies                       143,333     139,457
                                          759,584     726,190
Reduction to state certain inventories
  at last-in, first-out cost              (58,131)    (59,726)

    Total inventories                    $701,453    $666,464



6.   Property, Plant, and Equipment

      The components of net property, plant, and equipment were as follows as of June 26, 1994 and December 26, 1993 (in thousands):

                                           June    December
                                           1994        1993
Land and improvements                  $147,565    $147,805
Buildings                               628,172     622,509
Machinery and equipment               4,426,401   4,364,416
Construction in progress                170,202     119,431
                                      5,372,340   5,254,161
  Accumulated depreciation           (1,995,749) (1,829,267)
                                      3,376,591   3,424,894
Timber and timberlands, net             132,464     146,598

  Net property, plant, and equipment $3,509,055  $3,571,492



7.   Long-Term Debt

      On May 2, 1994, the Company filed a registration statement with the Securities and Exchange Commission for a shelf registration of up to $600 million of debt securities to be issued from time to time in the future. James River currently expects to use a portion of the proceeds from the offering to repay floating rate notes or a portion of the Company's borrowings under its long-term revolving credit agreements, its commercial paper borrowings, or its new credit facilities which were used to help finance a portion of James River's acquisition of Rayne's indirect interest in Jamont (see Note 12). The remaining portion of the proceeds may be used for general corporate purposes, which may include capital expenditures, acquisitions, and working capital requirements. As of August 8, 1994, the Company has not entered into any agreement with a third party with respect to any acquisition other than the acquisition of Jamont.

8.   Preferred Stock

     Outstanding preferred stock, stated at liquidation value, was as follows as of June 26, 1994 and December 26, 1993:

                                                           Liquidation Value
                       Liquidation   Shares Outstanding      (in thousands)
                             Value      June    December       June  December
                         Per Share      1994        1993       1994      1993

Series D                      $100                13,000               $1,300
Series K                        50  1,999,995  1,999,995   $100,000   100,000
Series L                       200  1,000,000  1,000,000    200,000   200,000
Series N                       200    264,042    264,042     52,808    52,808
Series O                       500    200,000    200,000    100,000   100,000

  Total preferred stock             3,464,037  3,477,037   $452,808  $454,108


     James River called its outstanding shares of Series D Cumulative Preferred Stock ("Series D") for redemption on June 16, 1994 and deposited the funds required to be delivered upon such redemption on June 20, 1994. Pursuant to the terms of such shares, the Series D is deemed to be no longer outstanding as of June 20, 1994 for any purpose, and all rights with respect thereto ceased and terminated on that date except the right to receive payment of the consideration payable, including accrued dividends, upon redemption.

      On June 30, 1994, subsequent to quarter end, the Company issued its Series P 9% Cumulative Convertible Preferred Stock (see Note 12 for further information).


9.   Statements of Cash Flows Supplemental Data

      Cash payments for income taxes of consolidated subsidiaries totalled approximately $3.2 million and $2.7 million for the six months ended June 26, 1994 and June 27, 1993, respectively. Interest paid totalled $69.7 million for the six months ended June 26, 1994 and $82.9 million for the six months ended June 27, 1993. Interest costs incurred and amounts capitalized in fixed asset accounts for the six months ended June 26, 1994 and June 27, 1993 were as follows (in thousands):

                                       June     June
                                       1994     1993
Total interest costs                $72,761  $75,374
Interest capitalized                 (1,251)  (2,872)

  Net interest expense              $71,510  $72,502



      Businesses sold during the six months ended June 26, 1994 and June 27, 1993 are summarized as follows (in thousands):

                                       June     June
                                       1994     1993
Fair value of assets sold           $10,935  $28,848
Non-cash consideration received      (2,000)  (2,700)

  Cash received from sale of assets  $8,935  $26,148



10.  Commitments and Contingent Liabilities

     (a)  Put and Call Arrangements:
          James River's acquisition of Rayne's 50% ownership interest in Jamont Holdings on July 5, 1994, (see Note 12) terminated a previously disclosed put and call arrangement that had existed between James River and Rayne related to such interest.

           James River is also a party to a separate put and call arrangement related to its investment in Jamont. In March 1993, EuroPaper Inc. ("EuroPaper"), an unrelated entity, purchased the approximate 14% interest in Jamont previously owned by Nokia Corporation. In connection with this transaction, EuroPaper entered into a put and call agreement with James River. Pursuant to the agreement, EuroPaper may put its interest in Jamont (the "EuroPaper Shares") to James River during May 1996 and James River may call the EuroPaper Shares during August 1996, each at a fixed price of approximately 1.04 billion French francs (approximately $191 million using exchange rates in effect as of June 30, 1994). In addition, Jamont Holdings has a separate call agreement with EuroPaper under which it may call the EuroPaper Shares through April 1996 at a formula price.

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

     (b)  Hedge and Swap Agreements:
           The Company is a party to foreign currency contracts that hedge a portion of the foreign currency exposure of its net investment in Jamont. As of June 26, 1994, the Company had outstanding foreign currency contracts covering a total notional principal amount of $488 million, primarily denominated in French francs, British pounds, Belgian francs, and Spanish pesetas. The carrying value of these contracts was a net liability of $34.9 million as of June 26, 1994. Currency gains and losses on the contracts are recorded in the foreign currency translation component of retained earnings. These contracts mature on September 1, 1998. In connection with these contracts, the Company has entered into interest swap agreements to manage the related interest rate exposure. Gains and losses on these agreements are included in other income as incurred.

           In 1994, the Company also entered into five-year interest rate swap and periodic cap agreements primarily to manage its interest rate exposure on certain issues of long-term debt. The agreements effectively converted $325 million of fixed rate debt, with a weighted average fixed rate of approximately 7.1%, to LIBOR-based floating rate debt. Gains and losses on these agreements are recorded in interest expense, as incurred. For the six months ended June 26, 1994, interest expense was decreased by $1.2 million related to the effect of these agreements.

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

           In December 1993, the U.S. Environmental Protection Agency (the "EPA") published draft rules, informally referred to as the "cluster rules," which contain proposed revisions to the effluent guidelines under the Clean Water Act in conjunction with new regulations relating to the discharge of certain substances under the Clean Air Act. The final rules are likely to be issued in early 1996, with a nominal compliance date of 1999. The new rules may require significant changes in the pulping and/or bleaching process presently used in some U.S. pulp mills, including several of James River's mills, necessitating additional capital expenditures to achieve compliance by approximately 1999. Based on preliminary estimates, the Company anticipates that such capital expenditures could be at least $300 million for James River. This estimate could change, depending on several factors, including, among others, (i) the ability of the Company and other pulp manufacturers to convince the EPA that the proposed regulations are unnecessarily complex, burdensome, and environmentally unjustified; (ii) the outcome of potential administrative and judicial challenges; (iii) new developments in control and process technology; and (iv) any unfavorable revisions to the proposed cluster rules based on public comment.

            In addition, James River has been identified as a potentially responsible party ("PRP") and is involved in remedial investigations and actions under federal and state laws. It is James River's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of June 26, 1994, James River's accrued environmental remediation liabilities totalled $19.5 million. This amount reflects management's best estimate of James River's liability for such costs. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accrual as necessary. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRP's. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its financial condition. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.


11.  Segment Information

      James River's net sales and income from operations by business segment were as follows for the quarters and six months ended June 26, 1994 and June 27, 1993 (in thousands):

                                   Second Quarter            Six Months
                                    June        June         June        June
                                    1994        1993         1994        1993
Net sales:
  Consumer products             $621,370    $615,932   $1,178,594  $1,174,737
  Food and consumer packaging    399,328     389,340      775,065     776,735
  Communications papers          220,453     237,718      435,497     453,630
  Intersegment elimination       (43,006)    (44,856)     (85,508)    (93,343)

    Total net sales           $1,198,145  $1,198,134   $2,303,648  $2,311,759

Operating profit (loss):
  Consumer products              $46,991     $33,885      $75,307     $57,075
  Food and consumer packaging     34,310      29,676       60,943      52,985
  Communications papers          (26,516)    (12,297)     (51,575)    (32,578)
  General corporate expenses     (12,320)     (9,076)     (21,905)    (17,640)

    Income from operations       $42,465     $42,188      $62,770     $59,842



12.  Subsequent Events

     (a)  Jamont Acquisition:
           On July 5, 1994, subsequent to the end of the quarter, James River completed the acquisition of an additional 43.2% indirect ownership interest in Jamont for a total purchase price of approximately $575 million. This transaction increased James River's indirect ownership interest from 43.2% to 86.4% and will result in the consolidation of Jamont beginning in the third quarter. One-half of the purchase price was financed with the proceeds from a new series of preferred stock issued early in the third quarter (see Note 12(b)). The balance of the purchase price was financed with a combination of borrowings under existing and new lines of credit. These borrowings may be refinanced with a portion of James River's existing $600 million shelf registration of debt securities (see Note 7). Following the acquisition, James River intends to continue to report its operations in its existing three business segments, with Jamont reported as part of its Consumer Products segment.

     (b)  Issuance of Series P Preferred Stock:
           On June 29, 1994, subsequent to quarter end, the Series P 9% Cumulative Convertible Preferred Stock was issued as a Dividend Enhanced Convertible Stock ("DECS"), in the form of depositary shares, with each depositary share representing a one-
     hundredth interest in a share of the preferred stock.   A  total
     of 16.7 million depositary shares were issued, for total gross proceeds of $287.5 million, after reflecting the exercise of the underwriters' over-allotment option. The DECS are convertible into common stock at the option of the holder, at any time, at a rate of .8547 common shares for each depositary share, subject to adjustment in certain events, and are redeemable by the Company beginning in July 1997 at a call price payable in shares
     of  common  stock.   The  number of shares  to  be  issued  upon
     redemption is tied to the market value of the Company's common stock at the time of redemption. If still outstanding, the DECS will automatically convert into common shares on a one-for-one basis in July 1998.

     (c)  Pro Forma Data:
          The following pro forma information gives effect to (i) the acquisition by James River of the remaining 50% ownership interest in Jamont Holdings for a purchase price of $575 million in cash and (ii) the assumed financing of such acquisition with the proceeds from the issuance of $287.5 million of debt securities and $287.5 million of preferred stock. The pro forma information is presented as if these transactions had been completed as of the first day of the periods presented for the pro forma consolidated operating data and as of June 26, 1994 for the pro forma consolidated balance sheet data and had resulted in the consolidation of Jamont Holdings by James River. The pro forma financial information does not purport to be indicative of the results of operations which would actually have been reported if the transactions had occurred for the periods indicated or which may be reported in the future.

Pro Forma Consolidated Operating Data          Six Months Ended
(in millions, except per share data)     June 26, 1994  June 27, 1993

Net sales                                     $3,046.3       $2,960.7

Net loss                                         $(3.7)         $(4.5)

Net loss applicable to common shares
  (after preferred dividend requirements)       $(33.0)        $(33.8)

Net loss per common share and
  common share equivalent                        $(.40)         $(.41)



Pro Forma Consolidated Balance Sheet Data
(in millions)                              June 26, 1994

Total assets                                    $7,982.1

Total debt, including current portion           $3,191.0

Total shareholders' equity                      $2,213.4

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     Results of Operations
        Comparison of Quarters (13 Weeks) and Six Months (26 Weeks) Ended
                         June 26, 1994 and June 27, 1993
                                 ($ in millions)
                                              Quarter Ended                   Six Months Ended
                                    June 26, 1994      June 27, 1993    June 26, 1994  June 27, 1993
                                              % of              % of             % of            % of
                                               Net               Net             Net             Net
                                        $     Sales      $      Sales     $     Sales     $     Sales
Net sales                           $1,198.1   100.0% $1,198.1  100.0% $2,303.6 100.0% $2,311.8  100.0%

Cost of goods sold                     990.7    82.7     983.3   82.1   1,925.5  83.6   1,918.1   83.0

Selling and administrative expenses    164.9    13.8     172.6   14.4     315.3  13.7     333.9   14.4

  Income from operations                42.5     3.5      42.2    3.5      62.8   2.7      59.8    2.6

Interest expense                        36.6     3.0      33.3    2.8      71.5   3.1      72.5    3.1

Other income, net                       15.5     1.3      13.7    1.1      18.1    .8      17.9     .8

  Income before income taxes            21.4     1.8      22.6    1.8       9.4    .4       5.2     .3

Income tax expense                       8.5      .7       8.9     .7       3.6    .1       1.6     .1

  Net income                           $12.9     1.1%    $13.7    1.1%     $5.8    .3%     $3.6     .2%

Results of Operations (continued)

       Net sales for the quarter were $1.2 billion, equivalent to the prior year and up approximately 8% above sales of $1.1 billion in the first quarter of this year. The Company reported net income of $12.9 million for the quarter, slightly below the prior year, but significantly above the net loss of $7.1 million reported in the first quarter. On a per share basis after preferred dividends, earnings of $.06 per share were equal to those of the prior year's second quarter and improved over the loss of $.19 per share reported in the first quarter of this year. Results for the second quarter of
1994 included $9.0 million of non-recurring interest income ($5.4 million after taxes, or $.07 per share) on the favorable settlement of certain prior years' income tax returns. Last year's second quarter also included non-recurring other income of approximately $6.7 million ($4.1 million after taxes, or $.05 per share).

       Income  from  operations  totalled  $42.5  million,  equivalent  to  the second quarter of 1993 and more than double the $20.3 million reported in the first quarter of this year. The upturn from the first quarter reflects continuing improvements in profitability in both the Consumer Products and the Food and Consumer Packaging Businesses, offset in part by the continuing weaknesses in pricing experienced by the Communications Papers Business. Operating income for the Consumer Products Business totalled $47 million, representing increases of 39% compared to last year's second quarter and 66% compared to first quarter levels. This also represents the highest level of quarterly profitability for this business since 1991, driven principally by the Company's cost reduction efforts, as well as strong retail tabletop volumes. While price increases in commercial tissue products have been announced for the third quarter, pricing in both retail tissue and tabletop markets remained competitive during the quarter. Operating income of $34.3 million for the Food and
Consumer Packaging Business represented improvements of 16% and 29%, respectively, over profits reported last year and in the first quarter. Operating losses in the Communications Papers Business widened slightly to $26.5 million, compared to losses of $25.1 million in the first quarter and $12.3 million in last year's second quarter. Price increases in uncoated free sheet and other grades were being implemented at the close of the second quarter, however, average pricing for the second quarter was below that of the first quarter. Sales and income from operations by business segment are included in Note 11 of Notes to Consolidated Financial Statements, which should be read in conjunction herewith.

       For the six months, James River reported sales of $2.3 billion in 1994, compared to $2.3 billion in 1993. Net income for the first half of 1994 was $5.8 million, or a loss of $.13 per share after
preferred   dividend   requirements,  compared   to   1993's   net   income  of
$3.6 million, or a loss of $.16 per share. Interest expense for the first six months of 1994 declined by $1.0 million compared with the same period in 1993 and gross interest costs decreased by $2.6 million. The decline in net interest expense reflects the higher
levels   of  interest  expense  due  to  additional  borrowings  in  the  early months of 1993 and interest savings in 1994 resulting from the Company's refinancing program, which was completed in April 1993. This decrease was partially offset by lower amounts of capitalized interest and was also affected by the interest rate swap agreements
discussed   in   Note   10  of  Notes  to  Consolidated  Financial  Statements.
Other income increased slightly to $18.1 million for the first six months of 1994 from $17.9 million for 1993. Both periods include
approximately   $9.0   million  ($5.4  million  after   taxes,   or   $.07  per
share)   of   interest   income  on  refunds  resulting   from   the  favorable
settlement of certain prior years' income tax returns. In addition, the amount for the first six months of 1993 includes increased interest income generated by the higher-than-normal levels of cash and short-term securities held during the early part of 1993 in connection with the refinancing program offset by increased losses of unconsolidated affiliates and the write-off of preferred stock received in a prior divestiture. (See Note 3 of Notes to Consolidated Financial Statements). The change in the effective tax rate for 1994 is discussed in Note 4 of Notes to Consolidated Financial Statements.

       As part of its ongoing efforts to improve the effectiveness of manufacturing operations and reduce costs, the Company announced plans for the closure of its Sandston, Virginia, specialty foodservice plant. Production from this facility will be consolidated at other Company facilities.

       On   July  5,  1994,  subsequent  to  the  end  of  the  quarter,  James
River completed the acquisition of an additional 43.2% indirect ownership interest in Jamont N.V. for a total purchase price of approximately $575 million. This transaction increased James River's ownership interest from 43.2% to 86.4% and will result in the consolidation of Jamont beginning in the third quarter. With annual sales of $1.5 billion, Jamont is the number two European producer of towel and tissue products. One-half of the purchase price was financed with the proceeds from a new series of preferred stock issued early in the third quarter. The balance of the purchase price has been financed with a combination of borrowings under existing and new lines of credit. These borrowings may be refinanced with a portion of James River's existing $600 million shelf registration of debt securities.

       The Series P 9% Cumulative Convertible Preferred Stock was issued on June 29, 1994, as a Dividend Enhanced Convertible Stock ("DECS"), in the form of depositary shares, with each depositary share representing a one-hundredth interest in a share of the preferred stock. A total of 16.7 million depositary shares were issued, for total gross proceeds of $287.5 million, after reflecting the exercise of the underwriters' over-allotment option. The DECS are  convertible  into  common  stock at  the  option  of  the  holder,  at any time, at a rate of .8547 common shares for each depositary share and are redeemable by the Company beginning in July 1997 at a call price payable in shares of common stock. If still outstanding, the DECS will automatically convert into common shares on a one-for-one basis in July 1998.

       Subsequent to the acquisition of Jamont, James River will continue to be comprised of three independent business segments. The Consumer Products Business is the largest of these, with worldwide annual sales of $4 billion, or over 60% of total James River sales. This business produces premium towel and tissue and tabletop products for both U.S. and European markets. The Food and Consumer Packaging Business with annual sales of $1.6 billion represents approximately 25% of total sales, and the Communications
Papers Business with annual sales of $.9 billion represents slightly less than 15% of total sales. James River continues to pursue strategies and structures to enhance recognition of the market values of these businesses.

       Beginning July 26, 1994, James River's Kalamazoo, Michigan, recycled paperboard mill and folding carton plants went on strike when the local union, representing the 627 hourly employees at these facilities, failed to approve a new contract. Limited manufacturing operations were continued during the work stoppage period, and customers continued to be served from this and other James River packaging facilities. Normal operations at the affected facilities resumed on July 31, 1994, upon the ratification of a new contract by the union. The impact of this strike will be reflected in the results of the Food & Consumer Packaging Business in the third quarter.

       Beginning   on   August   1,  1994,  work  stopped   at   James  River's
Lexington,   Kentucky,  manufacturing  plant  as  a  result  of  a   strike  by
the local union, representing the 389 hourly employees at this plant, following the expiration of the existing labor contract. Limited operations have been continued at the Lexington plant, which manufactures paper and plastic cups. Customers continue to be served
from   this   and   other  James  River  cup  manufacturing   plants.   On
August 9, 1994, a new labor agreement was negotiated subject to the ratification of the union; management expects that the union will ratify the proposed agreement and that normal operations will resume shortly after this date. This strike
will   impact   the   results  of  the  Consumer  Products   Business   in  the
third quarter.

Financial Condition

       Capital   expenditures  for  the  first  six  months  of  1994  totalled
$143.4 million, comparable to the $149.6 million of spending in the first six months of 1993. This reflects the Company's continued focus on a reduced level of capital appropriations in response to recent operating performance. Cash provided by operations for the six months ended June 26, 1994 totalled $108.1 million, compared to
$188.0 million in the comparable period of 1993. This decrease is primarily due to (i) increased production levels relative to demand for certain packaging inventories and (ii) planned increases in certain consumer products inventory levels in anticipation of seasonally stronger demand.

       During   the   first  six  months  of  1994,  the  Company   realized  a
total  of  $8.9  million  in  cash  from  the  sale  of  assets,  including the sale of its 50% interest in Coastal Paper Company and certain timberlands. These transactions are described in Note 2 of Notes to Consolidated Financial Statements.

       As of June 26, 1994, under the most restrictive provisions of the Company's debt agreements, the Company had additional borrowing capacity of approximately $155 million and net worth in excess of the minimum requirement specified by such agreements of approximately $230 million.

        James River's ratio of total debt, including the current portion, to total capitalization was 52.3% as of June 26, 1994,
compared   to   50.9%   as   of   December   26,   1993.    For   purposes   of
calculating this ratio, total capitalization represents the sum of current and long-term debt and equity accounts. For the year ended December 26, 1993, the ratio of earnings to fixed charges was 1.04. For the six months ended June 26, 1994, the ratio of earnings to fixed charges was 1.07.

       In   April  1994,  Standard  &  Poor's  and  Moody's  Investors  Service
Inc. ("Moody's") each placed James River's securities ratings under review following the announcement of James River's intent to acquire a controlling interest in Jamont and the potential increase in the Company's debt levels associated with this acquisition. In June 1994, Standard & Poor's and Moody's each downgraded James River's securities ratings. Standard & Poor's lowered its ratings on James River's senior debt from BBB with a negative outlook to BBB- and on James River's preferred stock from BBB- to BB+. Moody's downgraded the Company's senior debt from Baa1 to Baa3 and the Company's preferred stock from baa2 to ba2.

      In May 1994, the Company filed a registration statement with the Securities and Exchange Commission for a shelf registration of up to
$600   million   of   debt  securities.   James  River  currently   expects  to
use a portion of the proceeds from such offering to refinance certain borrowings made for the acquisition of Jamont. (See Note 7 of Notes to Consolidated Financial Statements).

       The Company's current ratio increased to 1.84 as of June 26, 1994 from 1.64 as of December 26, 1993 and working capital increased
to   $616   million   from  $501  million  for  the  same  time   period.   The
increase in working capital of $115 million was primarily attributable to an increase in receivables and inventory levels and a
decrease   in   the  current  portion  of  long-term  debt  and  other  current liabilities.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

       During  the  second  quarter,  James  River  was  notified  by  the U.S.
Environmental Protection Agency (the "EPA") of a proposed civil action relating to certain environmental violations at the Company's Berlin, New Hampshire, mill. The Company is currently negotiating a settlement with the EPA relating to this action which may involve penalties in excess of $100,000.

Item 2.   CHANGES IN SECURITIES.

     None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Annual Meeting of Shareholders was held on April 28, 1994, at which time all of management's nominees for members of the Board
of   Directors  were  elected,  and  the  designation  of  Coopers   &  Lybrand
as the Company's independent accountants for the fiscal year which will end on December 25, 1994 was approved. Additionally, the Company's common shareholders voted upon several proposals related to certain employee benefit plans and considered a proposal submitted by certain shareholders urging the Company's Northern Ireland affiliate to implement and/or increase activity on the nine MacBride Principles. These proposals are more fully described in the James River Proxy Statement for the Annual Meeting held on April 28, 1994. Votes were cast as follows:

                                                             Vote
                                      Voted      Voted    Withheld or   Broker
                                       For      Against    Abstained  Non-Votes
Nominees for election of Directors:
  FitzGerald Bemiss                 72,673,234               835,329
  William T. Burgin                 72,734,787               773,776
  Worley H. Clark, Jr.              72,753,991               754,572
  William T. Comfort, Jr.           72,744,134               764,429
  William V. Daniel                 72,736,452               772,111
  Bruce C. Gottwald                 72,747,558               761,005
  Robert M. O'Neil                  72,748,136               760,427
  Joseph T. Piemont                 72,705,727               802,836
  Anne M. Whittemore                72,716,493               792,070
  Robert C. Williams                72,677,047               831,516


Appointment of Coopers &
  Lybrand as auditors               72,172,656    839,950    495,957
Amend and restate the
  Stock Purchase Plan               61,955,723  3,176,415  1,000,860  7,375,565
Amend and restate the
  1987 Stock Option Plan            66,323,912  6,052,684  1,131,967
Amend and restate the
  Deferred Stock Plan               65,999,077  6,339,905  1,169,581
Adopt the 1993 Profit Sharing
  Plan for Salaried Employees       58,716,503  6,375,734    973,419  7,442,907


A motion was made for the proposal concerning the MacBride Principles, however, this proposal failed for the lack of a second to the motion. However, the votes submitted by proxy with respect to this proposal were 11,502,565 voted for, 49,349,015 voted against, 5,832,001 abstained, and 6,824,982 broker non-votes.

Item 5.   OTHER INFORMATION.

     None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          The exhibits listed below are filed as part of this quarterly report. Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

          Exhibit                                             Starts
          Number                Description                  on Page
          11     Computation of Earnings (Loss)  per  Common
                 Share  and Common Share Equivalent -- filed
                 herewith.                                     24

          12     Computation of Ratio of Earnings  to  Fixed
                 Charges -- filed herewith.                    27

          99     Unaudited pro forma James River and  Jamont
                 Holdings  consolidated  condensed   balance
                 sheet  as  of June 26, 1994, the  unaudited
                 pro   forma   consolidated  statements   of
                 operations  for such entities for  the  six
                 months  ended June 26, 1994, and  the  year
                 ended  December 26, 1993, and  the  related
                 notes  thereto  which give  effect  to  the
                 Jamont  acquisition which was completed  on
                 July 5, 1994 -- filed herewith.               30


     (b)  Reports on Form 8-K:

          During the quarter ended June 26, 1994, and subsequent thereto, the Company filed the following Current Reports on Form 8-K:

          1)  April 21, 1994  The  Company published a press  release announcing  its results  of  operations
                              for  the first quarter ended March  27,
                              1994.

          2)  April 27, 1994  The Company announced the signing of  a
                              share   acquisition   agreement    with
                              Montedison  S.p.A. and  Rayne  Holdings
                              Inc.   Also  included were the  audited
                              financial statements of Jamont Holdings
                              N.V.  for  the year ended December  31,
                              1993,  presented  in U.S.  dollars  and
                              prepared  in accordance with accounting
                              standards  generally  accepted  in  The
                              Netherlands.

          3)  June 1, 1994    The  Company  announced its  intent  to
                              offer   $250   million  of   cumulative
                              convertible preferred stock in the form
                              of  Dividend Enhanced Convertible Stock
                              ("DECS").   Also  included   were   the
                              unaudited  pro  forma James  River  and
                              Jamont   Holdings   N.V.   consolidated
                              capitalization  and  condensed  balance
                              sheet   as  of  March  27,  1994,   the
                              unaudited    pro   forma   consolidated
                              statements  of  operations   for   such
                              entities  for  the three  months  ended
                              March  27,  1994  and  the  year  ended
                              December 26, 1993 and the related notes
                              to such pro forma financial statements.

          4)  June 29, 1994   The  Company published a press  release
                              announcing the completion of  a  public
                              offering   of   15,000,000   depositary
                              shares,   each  representing   a   one-
                              hundredth interest in a share of  James
                              River's    Series   P   9%   Cumulative
                              Convertible   Preferred   Stock    (the
                              "Series   P  Preferred  Stock").    The
                              related     Underwriting     Agreement,
                              Articles  of  Amendment,  and   Deposit
                              Agreement were also included.

          5)  July 5, 1994    The Company announced the completion of
                              the  acquisition of the 43.2%  indirect
                              ownership   interest  in  Jamont   N.V.
                              previously owned by Rayne Holdings Inc.
                              for    a    total   consideration    of
                              approximately  $575  million  in  cash.
                              Related to the acquisition, the Company
                              received  notice from Salomon  Brothers
                              Inc,   as   representatives   for   the
                              Underwriters of the Series P  Preferred
                              Stock,   of  such  Underwriters'   full
                              exercise of an option to purchase up to
                              an   additional  1,666,666   depositary
                              shares for the purpose of covering over-allotments.

          6)  July 21, 1994   The  Company published a press  release
                              announcing  its results  of  operations
                              for  the second quarter and six  months
                              ended June 26, 1994.
                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JAMES RIVER CORPORATION of Virginia



                              By: /s/Stephen E. Hare
                                    Stephen E. Hare
                                     Senior Vice President, Corporate Finance
                                      and Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)


Date:  August 8, 1994