Form 10-Q
period 1994-09-25
JAMES RIVER CORP OF VIRGINIA
filed 1994-11-08
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                              FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: September 25, 1994 Commission File Number:  1-7911


                 JAMES RIVER CORPORATION of Virginia
       (Exact name of registrant as specified in its charter)


           Virginia                          54-0848173
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification No.)


120 Tredegar Street, Richmond, VA              23219
(Address of principal executive offices)     (Zip Code)


 Registrant's telephone number, including area code:  (804) 644-5411


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

                                                    Yes  X         No

Number of shares of $.10 par value common stock outstanding as of November 1, 1994:

                          81,690,298 shares

                       JAMES RIVER CORPORATION
                             of Virginia
                    QUARTERLY REPORT ON FORM 10-Q
                         September 25, 1994


                          TABLE OF CONTENTS

                                                                   Page No.
PART I.  FINANCIAL INFORMATION:

     ITEM 1.  Financial Statements:

          Consolidated Balance Sheets as of September 25, 1994 and
              December 26, 1993                                       3

          Consolidated Statements of Operations for the quarters  and nine months
              ended September 25, 1994 and September 26, 1993         5

          Consolidated Statements of Cash Flows for the nine months
              ended September 25, 1994 and September 26, 1993         6

          Notes to Consolidated Financial Statements                  7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    14


PART II.  OTHER INFORMATION:

     ITEM 1.  Legal Proceedings                                      17

     ITEM 2.  Changes in Securities                                  17

     ITEM 3.  Defaults Upon Senior Securities                        17

     ITEM  4.   Submission of Matters to a Vote of Security Holders  17

     ITEM 5.  Other Information                                      17

     ITEM 6.  Exhibits and Reports on Form 8-K                       18

     SIGNATURES                                                      20

PART I.     FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS
              September 25, 1994 and December 26, 1993
                  (in thousands, except share data)

                                             September    December
                                                  1994        1993
ASSETS

Current assets:
  Cash and short-term securities               $68,472     $23,620
  Accounts receivable                          918,717     422,894
  Inventories                                  871,582     666,464
  Prepaid expenses and other current assets     40,862      22,939
  Refundable income taxes                        3,982
  Deferred income taxes                         80,882      83,538
  Net assets held for sale                      68,929      62,868

    Total current assets                     2,053,426   1,282,323

Property, plant, and equipment               6,878,991   5,400,759
Accumulated depreciation                    (2,204,883) (1,829,267)
  Net property, plant, and equipment         4,674,108   3,571,492

Investments in affiliates                      122,019     519,448

Other assets                                   364,175     324,724

Goodwill                                       773,791     153,315

                                            $7,987,519  $5,851,302


             The accompanying notes are an integral part
              of the consolidated financial statements.
                       JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
               CONSOLIDATED BALANCE SHEETS, Continued
                  (in thousands, except share data)

                                            September    December
                                                 1994        1993
LIABILITIES AND CAPITAL

Current liabilities:
  Accounts payable and accrued
    liabilities                            $1,055,526    $616,192
  Income taxes payable                          8,758       4,463
  Short-term borrowings                       153,736
  Current portion of long-term debt           146,952      97,287
  Accrued restructuring liability              43,588      63,134

    Total current liabilities               1,408,560     781,076

Long-term debt                              2,859,037   1,942,836
Accrued postretirement benefits
  other than pensions                         546,387     541,823
Other long-term liabilities                   254,632     179,955
Deferred income taxes                         567,896     430,421
Minority interests                            156,487       7,010

Preferred stock, $10 par value, 5,000,000
  shares authorized, issuable in series;
  shares outstanding,
  September 25, 1994 -- 3,630,704 and
  December 26, 1993 -- 3,477,037              740,308     454,108

Common stock, $.10 par value, 150,000,000
  shares authorized; shares outstanding,
  September 25, 1994 -- 81,686,289 and
  December 26, 1993 -- 81,628,047               8,169       8,163

Additional paid-in capital                  1,211,799   1,219,043
Retained earnings                             234,244     286,867

                                           $7,987,519  $5,851,302


             The accompanying notes are an integral part
              of the consolidated financial statements.

                       JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Quarters (13 Weeks) and Nine Months (39 Weeks) Ended
              September 25, 1994 and September 26, 1993
              (in thousands, except per share amounts)

                                                   Third                  Nine Months
                                                  Quarter
                                               1994        1993         1994       1993

Net sales                                $1,444,773  $1,183,507   $3,748,421 $3,495,266
Cost of goods sold                        1,182,954     972,253    3,108,517  2,890,310
Selling and administrative expenses         214,557     175,771      529,872    509,631

    Income from operations                   47,262      35,483      110,032     95,325

Interest expense                             51,824      31,760      123,334    104,262
Other income, net                             6,653      17,107       24,348     33,992

    Income before income tax expense          2,091      20,830       11,046     25,055

Income tax expense:
    Tax on current income                     1,909       9,142        5,455     10,795
    Effect of tax rate change                            10,981                  10,981

      Total income tax expense                1,909      20,123        5,455     21,776

     Income before minority interests           182         707        5,591      3,279

Minority interests                             (281)        478          124      1,512

    Net income (loss)                          $(99)     $1,185       $5,715     $4,791

Preferred dividend requirements             (14,442)     (8,205)     (30,845)   (24,618)

    Net loss applicable to common shares   $(14,541)    $(7,020)    $(25,130)  $(19,827)

Net loss per common share                     $(.18)      $(.08)       $(.31)     $(.24)

Cash dividends per common share                $.15        $.15         $.45       $.45

Weighted average number of common shares     81,686      81,625       81,663     81,604


             The accompanying notes are an integral part
              of the consolidated financial statements.

                       JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months (39 Weeks) Ended
              September 25, 1994 and September 26, 1993
                           (in thousands)
                                                                1994      1993
Cash provided by (used for) operating activities:
  Net income                                                  $5,715    $4,791
  Items not affecting cash:
    Depreciation expense and cost of timber harvested        284,016   270,714
    Deferred income tax provision (benefit)                   (2,221)   18,659
    Undistributed earnings of unconsolidated affiliates       (6,736)   (3,751)
    Amortization and other                                    13,375    11,224
  Change in current assets and liabilities:
    Accounts receivable                                      (30,006)    1,858
    Inventories                                               10,509    17,920
    Prepaid expenses and other current assets                (12,277)   13,768
    Net assets held for sale                                     888     4,820
    Accounts payable and accrued liabilities                 (23,866)    4,824
    Income taxes payable                                      16,287    14,960
    Accrued restructuring liability                          (18,312)  (27,436)
  Retirement benefits expense in excess of funding            11,092    25,310
  Other, net                                                 (15,611)    6,255

      Cash provided by operating activities                 $232,853  $363,916
Cash provided by (used for) investing activities:
  Expenditures for property, plant, and equipment           (220,752) (225,664)
  Cash paid for acquisitions, net                           (538,009)
  Cash received from sale of assets                           18,853    28,148
  Investments in affiliates                                  (11,835)     (220)
  Proceeds received from redemption of SCI preferred stock              47,050
  Other, net                                                   6,113     4,952

      Cash used for investing activities                    (745,630) (145,734)
Cash provided by (used for) financing activities:
  Additions to long-term debt                                370,142    38,220
  Increase in short-term borrowings                           47,469
  Payments of long-term debt                                 (76,439) (532,316)
  Preferred stock issued, net of issuance costs              278,928
  Common and preferred stock cash dividends paid             (61,332)  (61,265)
  Other, net                                                  (1,139)      135

      Cash provided by (used for) financing activities       557,629  (555,226)

Increase (decrease) in cash and short-term securities         44,852  (337,044)
Cash and short-term securities, beginning of period           23,620   375,492

Cash and short-term securities, end of period                $68,472   $38,448

             The accompanying notes are an integral part
              of the consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements of James River Corporation of Virginia and Subsidiaries (the "Company" or "James River") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 25, 1994 and September 26, 1993, its results of operations for the quarters (13 weeks) and the nine months (39 weeks) then ended, and its cash flows for the nine months then ended. The balance sheet as of December 26, 1993 was derived from audited financial statements as of that date. The results of operations for the nine months ended September 25, 1994 are not necessarily indicative of the results to be expected for the full year. The consolidated results of Jamont Holdings N.V. ("Jamont Holdings"), the Company's European consumer products subsidiary, are included on the basis of closing dates which lag the Company's fiscal periods by one month.

      Certain amounts in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.


2.   Acquisitions and Dispositions

      Prior to July 5, 1994, James River and Rayne Holdings Inc. ("Rayne") each owned 50% of Jamont Holdings which, in turn, owned 86.4% of Jamont N.V. ("Jamont"). In February 1994, the Company made an additional investment of $11.8 million in Jamont Holdings which, in accordance with the terms of an agreement with Rayne, did not result in a change in James River's then 50% ownership interest in Jamont Holdings. On July 5, 1994, James River completed the acquisition of Rayne's 43.2% indirect ownership interest in Jamont for approximately $575 million in cash. The value of assets consolidated, representing 100% of Jamont Holdings, totalled $2.5 billion, which included cash of $38.9 million, net property, plant, and equipment of $1.2 billion, and goodwill of $614.2 million; liabilities consolidated totalled $1.5 billion, which included $596.1 million of long-term debt. Jamont, with annual sales of $1.5 billion, produces branded and private label tissue, hygiene, and foodservice products for the retail and away-from-home markets. Jamont, which is currently accounted for on a one-month lag, has been included as a consolidated subsidiary for two months of the third quarter; prior to the acquisition of Rayne's indirect interest, Jamont was accounted for using the equity method. (See Notes 8(a) and 10 for other information regarding James River's investment in Jamont Holdings).

      In  March  1994, the Company sold its 50% interest  in  Coastal
Paper Company, a Mississippi-based producer of lightweight papers. In September 1994, the Company completed the sale of certain nonoperating assets held in connection with its facility in Fitchburg, Massachusetts, for proceeds of $8.4 million. During the first nine months of 1994, James River also completed the sale of 30,400 acres of timberlands that it had acquired as part of its acquisition of Diamond Occidental Forest Inc. in 1993. The estimated realizable value of the timberlands was included in net assets held for sale prior to their disposition.


3.   Other Income

      The  components of other income were as follows  for  the  nine
months   ended  September  25,  1994  and  September  26,  1993   (in
thousands):
                                 September September
                                     1994      1993
Interest and investment income     $9,535   $32,396
Equity in net income of
  unconsolidated affiliates         6,736     5,054
Foreign currency exchange losses     (348)  (11,710)
Other, net                          8,425     8,252

    Total other income            $24,348   $33,992


     Interest income for the nine months ended September 25, 1994 and September 26, 1993 includes $9.0 million and $14.3 million, respectively, of interest on refunds resulting from the favorable settlement of certain prior years' income tax returns.

4.   Income Taxes

      The Company's effective income tax rate was 49.4% for the nine months ended September 25, 1994, compared to 43% for the comparable period of 1993 (excluding the effects of the tax rate change in 1993 resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993). The increase in the effective tax rate from the prior year was primarily due to (i) the relative size of non-tax-deductible permanent differences, the most significant of which relates to goodwill resulting from the consolidation of Jamont in the third quarter of 1994, and (ii) foreign net operating losses for which valuation allowances have been established.


5.   Inventories

      The components of inventories were as follows as of September 25, 1994 and December 26, 1993 (in thousands):
                                       September  December
                                           1994      1993
Raw materials                          $193,059  $161,093
Finished goods and work in process      560,138   425,640
Stores and supplies                     178,960   139,457
                                        932,157   726,190
Reduction to state certain inventories
  at last-in, first-out cost            (60,575)  (59,726)

    Total inventories                  $871,582  $666,464


6.   Indebtedness

      Short-term borrowings consisted of indebtedness under existing lines of credit held by Jamont as of September 25, 1994. The Company has an effective shelf registration statement with the Securities and Exchange Commission for the issuance of up to $600 million of debt securities.

     The Company is a party to interest rate swap agreements maturing between September 1, 1998 and January 19, 1999 that hedge a portion of its bond portfolio. Subsequent to the end of the third quarter, the Company implemented a program to modify its interest rate swap position resulting in the Company having a notional amount of $1,286 million of LIBOR-based floating rate debt. To manage its exposure to floating rate debt, James River has entered into interest rate protection agreements with respect to a notional amount of $646 million of such LIBOR-based floating rate debt, which effectively protect the Company against six-month LIBOR rates rising above 6.5% provided those rates stay below 8.01%.

7.   Preferred Stock

      On June 29, 1994, the Company issued its Series P 9% Cumulative Convertible Preferred Stock as a Dividend Enhanced Convertible Stock ("DECS"), in the form of depositary shares, with each depositary share representing a one-hundredth interest in a share of the preferred stock. A total of 16.7 million depositary shares were issued at $17.25 per share, for total gross proceeds of $287.5 million, after reflecting the exercise of the underwriters over-allotment option. The net proceeds from this issuance were used to partially finance the Company's acquisition of the additional interest in Jamont Holdings. Each depositary share is entitled to .8547 of a vote, voting as a single group with holders of the Company's common stock. The DECS are convertible into common stock at the option of the holder, at anytime, at a rate of .8547 common shares for each depositary share, subject to adjustment in certain events, and are redeemable by the Company beginning in July 1997 at a call price payable in shares of common stock. The number of shares to be issued upon redemption is tied to the market value of the Company's common stock at the time of redemption. If still outstanding, the DECS will automatically convert into common shares on a one-for-one basis in July 1998.


8.   Commitments and Contingent Liabilities

     (a)  Put and Call Arrangements:

          James River's acquisition of Rayne's 50% ownership interest in Jamont Holdings on July 5, 1994, (see Note 2) terminated a put and call arrangement that had existed between James River and Rayne related to such interest.

           James River is a party to a put and call arrangement related to the 13.6% minority interest in Jamont currently owned by EuroPaper Inc. ("EuroPaper"). Pursuant to the agreement, EuroPaper may put its interest in Jamont (the "EuroPaper Shares") to James River during May 1996 and James River may call the EuroPaper Shares during August 1996, each at a fixed price of approximately 1.04 billion French francs (approximately $196 million using exchange rates in effect as of September 30,
     1994). In addition, Jamont Holdings has a separate call agreement with EuroPaper under which it may call the EuroPaper Shares through April 1996 at a formula price.

          James River and CRSS Capital, Inc. ("CRSS") each own 50% of the Naheola Cogeneration Limited Partnership (the "Naheola Partnership"), which was formed in order to develop and operate a $300 million chemical recovery unit at the Company's Naheola mill. Effective November 4, 1994, James River exercised its call option for CRSS's 50% interest in the Naheola Partnership. The call price will be determined based on a formula established at the inception of the partnership. James River's exercise of its call option has terminated a put option held by CRSS.

           (b) Foreign Currency Hedge Agreements:

           The Company is a party to foreign currency contracts that hedge a portion of the foreign currency exposure of its net investment in Jamont. As of September 25, 1994, the Company had outstanding foreign currency contracts covering a total notional principal amount of $488 million, primarily denominated in French francs, British pounds, Belgian francs, and Spanish pesetas. Subsequent to the end of the third quarter, the Company implemented a program to modify its currency hedge position. Under such program, the Company has effectively changed the notional amount of its hedge of the foreign currency exposure of its net investment in Jamont from $488 million to $470 million denominated in various currencies; the Company intends to reduce such notional amount to $330 million denominated in French francs. The various contracts mature on September 1, 1998. In connection with these contracts, James River has entered into interest rate swap agreements to fix the French franc interest cost of the hedge.

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

           In December 1993, the U.S. Environmental Protection Agency (the "EPA") published draft rules, informally referred to as the "cluster rules," which contain proposed revisions to the effluent guidelines under the Clean Water Act in conjunction with new regulations relating to the discharge of certain substances under the Clean Air Act. The final rules are likely to be issued in late 1996, with a nominal compliance date of 1999. The new rules may require significant changes in the pulping and/or bleaching process presently used in some U.S. pulp mills, including several of James River's mills, necessitating additional capital expenditures to achieve compliance by approximately 1999. Based on preliminary estimates, the Company anticipates that such capital expenditures could be at least $300 million for James River. In addition, the Company estimates that annual operating expenses could increase by approximately $75 million to $135 million as a result of compliance with the new cluster rules, if such rules are enacted as currently proposed. These estimates could change, depending on several factors, including, among others,
     (i) the ability of the Company and other pulp manufacturers to convince the EPA that the proposed regulations are unnecessarily complex, burdensome, and environmentally unjustified; (ii) the outcome of potential administrative and judicial challenges;
     (iii)  new  developments in control and process technology;  and
     (iv) any unfavorable revisions to the proposed cluster rules based on public comment.

            In addition, James River has been identified as a potentially responsible party ("PRP") and is involved in remedial investigations and actions under federal and state laws. It is James River's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of September 25, 1994, James River's accrued environmental remediation liabilities totalled $15.5 million. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accrual as necessary. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRP's. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position but could have a material effect on consolidated results of operations in a given quarter or year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

     (d)  Bond Litigation:

           In August 1994, James River was sued in Morgan County, Alabama, in a purported class action brought on behalf of certain former holders of James River's 10-3/4% Debentures due October 1, 2018. Subsequent to the end of the third quarter, a similar action was brought against James River by certain former bondholders in Bridgeport, Connecticut. Most of these Debentures were retired by means of a tender offer to all holders commenced on September 18, 1992. The remainder were redeemed on November 2, 1992. Merrill Lynch & Co., which acted as James River's dealer manager for the tender, is also named as a defendant in the Alabama case. In general, the complaints allege violations of a covenant prohibiting use of lower cost borrowed funds to redeem the Debentures before October 1, 1998, and of various disclosure obligations, and seek damages in excess of $50 million plus punitive damages in excess of $500 million. James River believes that these claims are without merit and intends to defend them vigorously.

9.   Segment Information

      James River's net sales and income from operations by business segment were as follows for the quarters and nine months ended September 25, 1994 and September 26, 1993 (in thousands):

                                         Third                  Nine Months
                                        Quarter
                                 September   September    September   September
                                      1994        1993         1994        1993
Net sales:
  Consumer products:
     North America                $626,480    $603,038   $1,805,074  $1,777,775
     Europe                        222,388                  222,388
        Total consumer products    848,868     603,038    2,027,462   1,777,775
  Food and consumer packaging      412,808     397,546    1,187,873   1,174,281
  Communications papers            227,988     225,323      663,485     678,953
  Intersegment elimination         (44,891)    (42,400)    (130,399)   (135,743)

    Total net sales             $1,444,773  $1,183,507   $3,748,421  $3,495,266

Operating profit (loss):
  Consumer Products:
     North America                 $44,042     $33,572     $119,349     $90,647
     Europe                            486                      486
        Total consumer products     44,528      33,572      119,835      90,647
  Food and consumer packaging       16,477      22,335       77,420      75,320
  Communications papers             (4,099)     (6,389)     (55,674)    (38,967)
  General corporate expenses        (9,644)    (14,035)     (31,549)    (31,675)

    Income from operations         $47,262     $35,483     $110,032     $95,325



10.  Pro Forma Data

      The following pro forma information gives effect to (i) the acquisition by James River of the remaining 50% ownership interest in Jamont Holdings for a purchase price of $575 million in cash and (ii) the financing of such acquisition with the proceeds from the issuance of $287.5 million of debt securities and $287.5 million of preferred stock. The pro forma information is presented as if these transactions had been completed as of the first day of the periods presented and had resulted in the consolidation of Jamont Holdings by James River. The pro forma financial information does not purport to be indicative of the results of operations which would actually have been reported if the transactions had occurred for the periods indicated or which may be reported in the future. Pro forma information for the quarter ended September 25, 1994 reflects the results of Jamont Holdings for three months versus the two months of actual results reported due to the one-month reporting lag.

                                               Quarter         Nine Months Ended
                                                Ended
Pro Forma Consolidated Operating Data    September September  September September
(in millions, except per share data)          1994      1993       1994      1993

Net sales                                 $1,535.3  $1,443.2   $4,535.6  $4,487.9

Operating profit                              52.3      60.3      143.9     140.3

Net income (loss)                               .4       2.6         .3      (4.3)

Net loss applicable to common shares         (14.0)    (12.1)     (43.4)    (48.3)
  (after preferred dividend requirements)

Net loss per common share                    $(.17)    $(.15)     $(.53)    $(.59)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Company reported a net loss of $0.1 million, or a loss of $.18 per share after preferred dividends, for the quarter versus net income of $1.2 million, or a loss of $.08 per share after preferred dividends, in the prior year's quarter. Results for the third quarter of 1993 included a non-cash charge of $11.0 million, or $.13 per share, resulting from the 1% increase in the federal corporate income tax rate and after tax income of $3.3 million, or $.04 per share, of nonrecurring interest income. Net sales for the third quarter of 1994 were $1.4 billion, an increase of 22% over the $1.2 billion of sales in the prior year's quarter. The third quarter consolidation of Jamont, which represents James River's European Consumer Products Business, was the primary reason for the increase in sales.

      As of July 5, 1994, James River purchased an additional 43.2% interest in Jamont for approximately $575 million, increasing the Company's total ownership interest to 86.4%. Jamont, which is currently accounted for on a one-month lag, has been included as a consolidated subsidiary for two months of the third quarter. One-half of the purchase price was financed with the proceeds from the issuance of preferred stock and the remainder was financed with debt, the effect of which was to increase quarterly preferred dividend requirements by $6.5 million and quarterly interest expense by approximately $6.0 million. This transaction eliminated James River's potential obligation to buy these shares in 1996 and 1998 for a total of $820 million. With annual sales of approximately $1.5 billion, Jamont is the number two European producer of towel and tissue products.

      Income from operations totalled $47.3 million in the third quarter, 33% above the prior year's quarter and 11% above the second quarter results. For the domestic Consumer Products Business, operating results of $44.0 million were more than 30% ahead of last year's quarter, but were slightly lower than second quarter results due to seasonal volume declines in tabletop products combined with the impact of labor outages during the third quarter. While pricing remains competitive in retail markets, increases have been announced for commercial tissue and foodservice products which should benefit fourth quarter results. The European Consumer Products Business contributed operating profits of $0.5 million for the two months of the quarter during which Jamont was consolidated. Operating profits were significantly below levels reported by Jamont during the first half of the year due to the rapid escalation in raw materials costs not yet recovered in pricing for finished goods. Pricing increases which have been announced throughout Jamont's various operations should begin to reduce the dilutive effect of the financing and consolidation of Jamont in the fourth quarter. Operating income for the Food and Consumer Packaging Business declined to $16.5 million in the third quarter, compared to $22.3 million in the prior year and $34.3 million in the second quarter. The current quarter was negatively impacted by major raw material cost increases, including plastic resins and recycled fiber, as well as the effect of a labor outage at the Company's Kalamazoo, Michigan, recycled board and folding carton facilities. Pricing increases are being aggressively pursued to recover the raw material cost increases. The Communications Papers Business experienced a dramatic improvement in results. Operating losses for the quarter were cut to $4.1 million, compared with losses of $26.5 million in the second quarter, and the business closed the quarter with profitable operations in the month of September. Communications Papers benefited from improving pricing in all of its major grades, as well as continued progress in reducing costs. During the quarter, additional programs were implemented at the Company's St. Francisville, Louisiana, Camas, Washington, and Berlin, New Hampshire, mills which will further reduce costs. Similar programs are in progress at other Communications Papers mills.

      For the nine months, James River reported sales of $3.7 billion in 1994, compared to $3.5 billion in 1993. Net income for the first nine months of 1994 was $5.7 million, or a loss of $.31 per share after preferred dividend requirements, compared to 1993's net income of $4.8 million, or a loss of $.24 per share after preferred dividend requirements. Results for 1994 included net income of $5.4 million, or $.07 per share, from nonrecurring interest income while 1993 results included a net charge of $3.6 million, or $.04 per share, from the net effect of nonrecurring interest income, write downs, and the change in the corporate income tax rate. Interest expense for the first nine months of 1994 increased by $19.1 million compared with the same period in 1993. The increase in interest expense reflects the consolidation of Jamont's interest expense, as well as the effect of financing the purchase of the additional interest in Jamont. Other income decreased to $24.3 million for the first nine months of 1994 from $34.0 million for 1993. Both periods include interest income on refunds resulting from the favorable settlement of certain prior years' income tax returns. In addition, the amount for the first nine months of 1993 includes increased interest income generated by the higher-than-normal levels of cash and short-term securities held during the early part of 1993 in connection with the refinancing program, which was completed in April 1993. (See Note 3 of Notes to Consolidated Financial Statements). The change in the effective tax rate for 1994 is discussed in Note 4 of Notes to Consolidated Financial Statements.

      On September 3, 1994, the Inlandboatman's Union of the Columbia River Region, representing 270 hourly employees at James River's Western Transportation facilities, rejected management's offer addressing wages and health care benefits and went on strike. These operations provide warehouse space and tug and barge systems that serve multiple customers. Services continue to be provided from these facilities during the strike period. As of November 4, 1994, the strike is still underway. Results for the domestic Consumer Products and Communications Papers Businesses are impacted by this strike.

Financial Condition

      Capital expenditures for the first nine months of 1994 totalled $220.8 million, comparable to the $225.7 million of spending in the first nine months of 1993. This reflects the Company's continued focus on a reduced level of capital appropriations in response to recent operating performance. Cash provided by operations for the nine months ended September 25, 1994 totalled $232.9 million, compared to $363.9 million in the comparable period of 1993. This decrease is primarily due to changes in working capital components, mainly increased receivables and reduced payables. The Company's current ratio decreased to 1.46 as of September 25, 1994 from 1.64 as of December 26, 1993 and working capital increased to $645 million from $501 million for the same time period. The increase in working capital of $144 million was primarily attributable to the consolidation of Jamont, as well as an increase in receivables.

      During the first nine months of 1994, the Company realized a total of $18.9 million in cash from the sale of assets, including the sale of certain timberlands. These transactions are described in
Note 2 of Notes to Consolidated Financial Statements.

     James River's ratio of total debt, including the current portion and short-term borrowings, to total capitalization was 57.3% as of September 25, 1994, compared to 50.8% as of December 26, 1993. For purposes of calculating this ratio, total capitalization represents the sum of current and long-term debt, including short-term borrowings, minority interests, and equity accounts. For the year ended December 26, 1993 and the nine months ended September 25, 1994, the ratio of earnings to fixed charges was 1.04.

      As of September 25, 1994, under the most restrictive provisions of the Company's debt agreements, the Company had additional borrowing capacity of approximately $350 million and net worth in excess of the minimum requirement specified by such agreements of approximately $500 million. The Company and its lenders are currently discussing the possible refinancing of James River's $750 million revolver and Jamont's ECU 400 million borrowing facility in order to provide additional financing flexibility for both James River and Jamont.

      In April 1994, Standard & Poor's and Moody's Investors Service Inc. ("Moody's") each placed James River's securities ratings under review following the announcement of James River's intent to acquire a controlling interest in Jamont and the potential increase in the Company's debt levels associated with this acquisition. In June 1994, Standard & Poor's and Moody's each downgraded James River's securities ratings. Standard & Poor's lowered its ratings on (i) James River's senior debt from BBB to BBB-, (ii) James River's preferred stock from BBB- to BB+, and (iii) James River's commercial paper from A-2 to A-3. Moody's downgraded (i) the Company's senior debt from Baa1 to Baa3, (ii) the Company's preferred stock from baa2 to ba2, and (iii) the Company's commercial paper from Prime-2 to
Prime-3. Both rating agencies currently hold a stable outlook on James River's current securities ratings.

      Effective November 4, 1994, James River exercised its call option for CRSS's 50% interest in the Naheola Partnership. The call price will be determined based on a formula established at the inception of the partnership. The Company plans to remarket the interest to a new investor to take advantage of favorable market conditions while maintaining the partnership structure.

      James River continues to explore strategic options that could sharpen the focus of the Company, reduce debt, and improve profitability. Options under review include possible divestiture of certain assets, formation of joint ventures, and the sale of business unit equity in the U.S. and Europe. As the Communications Paper Business continues to improve with further intensive cost reduction and price increases, opportunities to raise cash and reduce debt through divestiture, joint venture, or spin-off to shareholders as a separate public company, will be thoroughly studied. The strong competitive position of the Packaging Business will be further developed through ongoing productivity improvements and priority investments in new folding carton and plastic film technology and processes. The possibilities of faster business growth and clearer recognition of value in the financial markets through a separate equity position for this business are being evaluated. Improved financial flexibility could allow the company to intensify its efforts to improve the performance of its U.S. and European Consumer Products Business through accelerated product innovation, process automation, asset consolidation, and continued productivity gains.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

      James River has been notified by the U.S. Environmental Protection Agency (the "EPA") of a proposed civil action relating to certain environmental violations at the Company's Berlin, New Hampshire, mill. The Company is currently negotiating a settlement with the EPA and the Department of Justice relating to this action which may involve penalties ranging from $100,000 to $250,000. In addition, the Company may agree to implement environmentally beneficial capital improvements at a cost of less than $500,000.

      On August 31, 1994, a lawsuit was filed by Mutual Savings Life Insurance Company of Decatur, Transamerica Occidental Life Insurance Company, and Lawrence Wasserman against the Company in Morgan County, Alabama, in a purported class action as former holders of James River's 10-3/4% Debentures due October 1, 2018. Subsequent to the end of the third quarter, on October 19, 1994, a similar action was brought in Bridgeport, Connecticut, by Life Reassurance Corporation of America, General Electric Capital Assurance, SAFECO Life Insurance Company, SAFECO Insurance Company of Illinois, and eleven other parties against James River as former bondholders. Most of these debentures were retired by means of a tender offer to all holders commenced on September 18, 1992. The remainder were redeemed on November 2, 1992. Merrill Lynch & Co., which acted as James River's dealer manager for the tender, is also named as a defendant in the Alabama case. In general, the complaints allege violations of a covenant prohibiting use of lower cost borrowed funds to redeem the Debentures before October 1, 1998, and of various disclosure obligations, and seek damages in excess of $50 million plus punitive damages in excess of $500 million. James River believes that these claims are without merit and intends to defend them vigorously.

Item 2.   CHANGES IN SECURITIES.

     None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

Item 5.   OTHER INFORMATION.

     None.
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          The exhibits listed below are filed as part of this quarterly report. Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

          Exhibit                                             Starts
          Number                Description                  on Page
          12     Computation of Ratio of Earnings  to  Fixed
                 Charges -- filed herewith.                    21

          27     Financial     Data     Schedules     (filed
                 electronically only)

     (b)  Reports on Form 8-K:

          During the quarter ended September 25, 1994, and subsequent thereto, the Company filed the following Current Reports on Form 8-K:

          1)  June 29, 1994   The  Company published a press  release
                              announcing the completion of  a  public
                              offering   of   15,000,000   depositary
                              shares,   each  representing   a   one-
                              hundredth interest in a share of  James
                              River's    Series   P   9%   Cumulative
                              Convertible   Preferred   Stock    (the
                              "Series   P  Preferred  Stock").    The
                              related     Underwriting     Agreement,
                              Articles  of  Amendment,  and   Deposit
                              Agreement were also included.

          2)  July 5, 1994    The Company announced the completion of
                              the  acquisition of the 43.2%  indirect
                              ownership   interest  in  Jamont   N.V.
                              previously owned by Rayne Holdings Inc.
                              for    a    total   consideration    of
                              approximately  $575  million  in  cash.
                              Related to the acquisition, the Company
                              received  notice from Salomon  Brothers
                              Inc,   as   representatives   for   the
                              Underwriters of the Series P  Preferred
                              Stock,   of  such  Underwriters'   full
                              exercise of an option to purchase up to
                              an   additional  1,666,666   depositary
                              shares for the purpose of covering over-allotments.

          3)  July 21, 1994   The  Company published a press  release
                              announcing  its results  of  operations
                              for  the second quarter and six  months
                              ended June 26, 1994.

          4)  August 22, 1994 The Company reported the resolution  of the  labor  strike  at  its  Lexington,
                              Kentucky, manufacturing plant  and  the
                              status  of  the labor strike  at  James
                              River's      Western     Transportation
                              facilities.  Additionally, the  Company
                              reported  that  it  has  been  sued  in
                              Morgan  County, Alabama, in a purported
                              class  action  brought  on  behalf   of
                              certain former holders of James River's
                              10-3/4% Debentures due October 1, 2018.


          5)  September 28, 1994    The  Company  published  a  press
                              release announcing that it is exploring
                              strategic  options  including  possible
                              divestiture    of    certain    assets,
                              formation  of joint ventures,  and  the
                              sale  of  business unit equity  in  the
                              U.S. and Europe.


          6)  October 26, 1994       The  Company  reported  that  it
                              implemented  a  program to  modify  its
                              currency  hedge and interest rate  swap
                              position.

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


Date:  November 4, 1994