Form 10-K
JAMES RIVER CORP OF VIRGINIA
filed 1995-03-27
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       FOR THE YEAR ENDED                         COMMISSION FILE
        DECEMBER 25, 1994                         NUMBER 1-7911

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

Common Stock, $.10 par value                      New York Stock Exchange
Rights to Purchase Series M                       New York Stock Exchange
Cumulative Participating
Preferred Stock, $10 par value
Series K $3.375 Cumulative                        New York Stock Exchange
Convertible Exchangeable
Preferred Stock, $10 par value
Depositary Shares Representing                    New York Stock Exchange
Series L $14.00 Cumulative
Convertible Exchangeable
Preferred Stock, $10 par value
Depositary Shares Representing                    New York Stock Exchange
Series O 8-1/4% Cumulative
Preferred Stock, $10 par value
Depositary Shares Representing                    New York Stock Exchange
Series P 9% Cumulative Convertible
Preferred Stock, $10 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                              Yes [X]  No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock, including common stock and depositary shares representing Series P 9% Cumulative
  Convertible Preferred Stock, held by non-affiliates of the registrant, at close of business, February 13, 1995......... $1,879,999,087
Number of shares of $.10 par value common stock outstanding,
  as of February 13, 1995.....................................     81,709,103

                      DOCUMENTS INCORPORATED BY REFERENCE:
     (1) Portions of the registrant's Annual Report to Shareholders for the year ended December 25, 1994, incorporated into Parts I and II hereof; and (2) Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1995, incorporated into Part III hereof.


                  JAMES RIVER CORPORATION OF VIRGINIA
                      Annual Report on Form 10-K
                           December 25, 1994

                           TABLE OF CONTENTS

                                PART I
                                                                   Page

Item  1.   Business                                                   3

Item  2.   Properties                                                13

Item  3.   Legal Proceedings                                         15

Item  4.   Submission of Matters to a Vote of Security Holders       15

           Executive Officers of the Registrant                      16

                                PART II

Item  5.   Market for Registrant's Common Equity and
            Related Stockholder Matters                              19

Item  6.   Selected Financial Data                                   19

Item  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      19

Item  8.   Financial Statements and Supplementary Data               19

Item  9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                      20

                               PART III

Item  10.  Directors and Executive Officers of the Registrant        20

Item  11.  Executive Compensation                                    20

Item  12.  Security Ownership of Certain Beneficial Owners
            and Management                                           20

Item  13.  Certain Relationships and Related Transactions            20


                                PART IV

Item  14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                      21

                                PART I


ITEM 1.     BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

James River Corporation of Virginia (together with its subsidiaries, "James River" or the "Company") was founded in 1969 and is incorporated in the Commonwealth of Virginia. James River is a manufacturer and marketer of consumer products, including towel and tissue and disposable food and beverage service products; food and consumer packaging, including flexible packaging, folding cartons, and packaging papers; and communications papers, including business papers, printing papers, premium printing papers and technical and converting specialty papers. James River is one of the industry leaders in terms of sales within the United States and Europe in towel and tissue products. James River is also one of the industry leaders, in terms of sales within the United States, for disposable food service items, folding cartons and flexible packaging, and, on the West Coast, in uncoated business papers. Disclosures made herein are as of December 25, 1994, or for the 52-week year then ended. Portions of the James River Corporation of Virginia Annual Report to Shareholders for the year ended December 25, 1994, (the "1994 Annual Report") are incorporated in this Form 10-K by specific reference.

During its twenty-six year history, James River has pursued a strategy of internal growth and acquisition which has allowed the Company to significantly expand its business and broaden its product lines. Acquisition and investment opportunities have been pursued which were designed to result in production of high value-added products, complement existing product lines, optimize geographical expansion, or achieve backward or forward integration, in order to maximize overall profitability. The Company's most significant investment during the last five years was in Jamont N.V. ("Jamont"), a European consumer products joint venture. James River had a 43% ownership interest in Jamont prior to July 1994, when the Company increased its share of ownership in Jamont to 86% for approximately $575 million. Jamont manufactures and markets hygienic products, including tissue, feminine hygiene items and food service products, through its facilities located in 11 European countries. With annual sales of approximately $1.5 billion, Jamont is currently the third largest producer of towel and tissue products in Europe. Other acquisitions and investments consummated during the three years ended December 25, 1994, are discussed in Note 2 of Notes to Consolidated Financial Statements in the 1994 Annual Report, which information is incorporated herein by reference.

In September 1994, James River announced plans to explore strategic options to sharpen the Company's business focus, reduce debt, reduce cyclicality and improve profitability. These options included spinning off certain business units, forming joint ventures or selling certain business units. This announcement is a part of James River's continuing effort to evaluate operations in order to enhance shareholder value by divesting certain non-strategic assets and refocusing the Company's resources. In 1990 and 1991 the Company exited the specialty industrial papers market and the coated free sheet market through the disposition of 26 mills. In 1993 and 1994, James River continued its productivity enhancement program, pursuant to which ten under-performing operations and related assets were disposed of or consolidated with other similar facilities. The Company's restructuring programs and related dispositions are described in more detail in Note 2 of Notes to Consolidated Financial Statements in the 1994 Annual Report, which information is incorporated herein by reference.





(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

James  River currently conducts its business in three major  segments:
(i) the Consumer Products segment in North America and Europe, which manufactures and markets towel and tissue and foodservice and tabletop products; (ii) the Food and Consumer Packaging segment, which provides retail packaging for food and consumer products; and (iii) the Communications Papers segment, which manufactures and markets business papers, printing papers, premium printing papers and technical and converting specialty papers. Financial information on the Company's segments for the three years ended December 25, 1994, is presented in
Note 15 of Notes to Consolidated Financial Statements in the 1994 Annual Report, which information is incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

Principal Products

James River processes basic raw materials, such as wood, wood pulp, wastepaper, paperboard and plastic resins and films, into products which generally are close to or in their end use form. These include towel and tissue products, foodservice and tabletop items, food packaging, and business and printing papers.

      Consumer Products Business - North America. The North American Consumer Products Business, headquartered in Norwalk, Connecticut, representing approximately 43% of the Company's consolidated sales in 1994, produces towel and tissue products such as bathroom tissues, household roll towels and wipes, and foodservice and tabletop products such as paper and plastic cups, paper plates, napkins and plastic cutlery. The North American Consumer Products Business is organized along retail and commercial market channels, with each channel carrying both towel and tissue products and foodservice and tabletop products. The retail group markets a number of popular national brands of towel and tissue and tabletop products including QUILTED
NORTHERN, MARINA and NICE'N SOFT bathroom tissue; BRAWNY paper towels; VANITY FAIR premium foodservice products; and DIXIE plates, cups and cutlery; as well as a number of regional brands. Retail products are marketed either nationally or regionally, principally through grocery stores, mass merchants, warehouse clubs and drug stores. The commercial group markets the broadest line of towel and tissue and foodservice products in the industry under the DIXIE, MARATHON, HANDI-KUP, and JAMES RIVER - CANADA brand names, as well as a variety of regional brands. A national sales force sells these products to fast food chains, sanitary paper distributors, janitorial supply distributors and foodservice distributors for use in restaurants, hotels, offices, factories and schools.

      Consumer Products Business - Europe. The European Consumer Products Business, Jamont, headquartered in Brussels, Belgium, comprised approximately 11% of the Company's consolidated sales in 1994 which reflected five months of Jamont sales since consolidation July 1994. On an annualized basis, Jamont would have comprised approximately 23% of the Company's 1994 consolidated sales. Jamont is currently the third largest European producer of towel and tissue products based on sales. Jamont's product lines, which are sold in both the retail and away-from-home markets, include bathroom and facial tissue, handkerchiefs and paper towels for personal care, and tabletop products for food service. Jamont also produces feminine hygiene products, as well as various nonwoven products and pharmacy supplies. Jamont's branded products include LOTUS bathroom tissue and VANIA feminine hygiene products, both of which occupy leading positions in the French market, TENDERLY bathroom tissue sold in Italy and COLHOGAR bathroom tissue sold in Spain.

      Food and Consumer Packaging Business. The Food and Consumer Packaging Business headquartered in Milford, Ohio, offers a broad range of packaging alternatives for food and other consumer products. This business accounted for approximately 29% of the Company's consolidated sales in 1994. Products of this business include folding cartons (such as ice cream cartons, cereal boxes, and microwave packages), flexible packaging (such as snack food packaging, bread bags, frozen vegetable packages and cheese packages), and barrier papers (such as food wrap and cereal box liners). Folding cartons are produced from both bleached and recycled paperboard. Folding carton operations are supported by a polyethylene extrusion coating plant and an automated carton die manufacturing plant. Flexible packaging products include a wide variety of multilayer packaging materials which are made primarily from plastic films, and films combined with paper and foil which incorporate unique packaging properties designed to meet specific needs of the processed food industry. Flexible packaging operations are supported by ink manufacturing and blending plants, which produce flexographic and rotogravure inks and lacquers. The Company's folding carton and flexible packaging operations serve both regional and national markets.

      Communications Papers Business. The Company's Communications Papers Business, which is headquartered in Oakland, California, represented approximately 17% of the Company's consolidated sales in 1994. The Communications Papers Business is primarily focused on three major product lines: business papers, printing papers and premium printing papers. Business and printing papers serve the commercial printing and office markets. These products meet the needs of the printing and publishing markets and are sold either on a direct basis or through merchants and brokers to consumers, publishers and printers. The Company's WORD PRO, XEROBOND and private label business papers are used in offices and by retail printers for copy machines and offset presses. James River also produces numerous recycled business and printing papers including EUREKA! copy paper, formsbond and offset printing papers; ECHO web offset printing papers; and RECLAIM copy paper, formsbond and lightweight opaque web printing papers. James River's printing papers, including DELTA BRITE and MONTEREY produced at the St. Francisville, Louisiana, pulp and paper mill, serve the catalog, magazine and direct mail markets. The Company's premium printing papers include specialty cast-coated products, writing papers, and text and cover papers. These papers are produced at six smaller mills located in the eastern United States and the United Kingdom. Branded premium printing papers include James River's CURTIS line of cover, text and writing papers and KING JAMES cast-coated papers. The Company also produces a variety of recycled premium printing papers including RETREEVE and GRAPHIKA! cover text and writing papers, as well as recycled papers included in the CURTIS and KING JAMES lines.

Marketing

Marketing of the Company's domestic consumer products, food and consumer packaging, and communications papers is managed along channels or at the product group level in order to supply customers with a broad line of products and to focus on national and regional market needs. The Company's products are marketed directly to customers both through national and regional sales organizations as well as through outside distributors who focus on specific market segments, including James River's Commercial Products sales force which markets both towel and tissue and foodservice products to the away-from-home markets. Regional distribution centers located throughout the United States are utilized to minimize inventories and customer transportation costs.

Marketing of the Company's products within Europe is similar to the United States. National (i.e. individual country) sales organizations are necessary due to the customer, consumer and cultural differences among countries. Additionally, despite the recent elimination of many tariffs and trade barriers, logistics costs remain much higher than in the United States due to infrastructure differences, language problems, varying customer service requirements, and local delivery customs or preferences. Thus, the majority of products are produced and sold locally. As customers move in a more pan-European direction via expansion, mergers and cross border alliances, multi-national sales force cooperation and pan-European sales, marketing and logistics efforts are established to service their changing needs.



New Products

James River is continually improving the quality and design of its products, and expanding its product offerings to meet various customer needs. During 1994, each of the Company's three businesses introduced new products to the marketplace, including a number of recycled products to meet the growing demands of environmentally-conscious consumers.

Within the North American Consumer Products Business, the Company introduced for the retail market, QUILTED NORTHERN WET OR DRY bathroom tissue, improved BRAWNY with ULTRA THIRST POCKETS paper towels and the
DIXIE KIDS  line  of  plates, bowls and  cups.   The  Company's  100%
recycled versions of QUILTED NORTHERN bathroom tissue and BRAWNY paper towels achieved national distribution during the year. In the commercial consumer products market, the Company introduced COMPACT coreless bathroom tissue which eliminated over 90 percent of the packaging commonly used for bathroom tissue, MULTILAYER bathroom tissue, which is made using a unique process that bonds two layers of fiber together to produce a softer commercial tissue, and DIXIE recycled content commercial food service products.

The Company's European Consumer Products Business expanded its napkin capacity to meet growing demand. The Company introduced numerous new products in 1994 including LOTUS packet tissues with a new embossed pattern which were introduced in the French market. DIXCEL EXTRA 100% recycled bathroom tissue was introduced in the United Kingdom offering a new concept in environmental performance and COLHOGAR ACQUA moist wipes was introduced in Spain and Portugal. Other products introduced in 1994 include VANIA ULTRA feminine hygiene products, KITTENSOFT kitchen towels, TENDERLY GRAN ROTOLO large roll kitchen towels, and MARATHON and EXTRA MARATHON couch covers.

The Company's Food and Consumer Packaging Business continued to provide superior microwave packaging with its patented QWIK WAVE family of products, which includes, QWIK CRISP, MICRO FLEX Q and QWIK TENNA. The materials in these microwave packages use microwave energy to crisp and brown foods. QWIK BALANCE, another packaging innovation, allows food to cook in the microwave without stirring or rotating, which reduces cooking time and eliminates frozen centers and burned edges. The Company's Food and Consumer Packaging Business also introduced the new stand-up pouch system that provides high quality graphics and superior product protection with less packaging material. The new stand-up pouch offers an alternative to such containers as jugs, bottles and cartons, as well as multi-wall paper bags.

During 1994, the Communications Papers Business continued to reinforce its commitment to expanding its recycled printing and writing papers product lines. The Company's recycled line includes EUREKA! premium recycled copy paper in new colors, sizes and weights. The Company also introduced a line of offset and opaque papers for the commercial printing and publishing market. These papers will be marketed under the names CROWN BRITE, EUREKA!, SOVEREIGN and SCEPTER.

Raw Materials and Supplies

James River utilizes a variety of raw materials in its manufacturing processes. These include wood, wood pulp, wastepaper, other natural and synthetic fibrous materials, selected base papers and boards, plastic films, resins and chemicals. James River believes there is generally a sufficient supply of these or substitutable raw materials. Fiber supplies in the Pacific Northwest continue to be affected by reductions in the amount of federal forest land available for harvest resulting from environmental pressures.

In  addition to these materials, pulp and paper production depends  on an adequate supply of water, electric power, and various forms of fuel. The Company currently generates slightly less than one-half of its electrical power needs internally through turbine-generators and hydroelectric stations, which are located principally in New England and the Southeast. The Company operates or is associated with a number of cogeneration facilities which produce electricity for internal use or for sale to local utilities and which effectively generate steam used in the papermaking process, while reducing both air and water emissions. James River generates more than one-half of its fuel needs through the utilization of black liquor (which is a by-product of the pulping process), wood waste and other residue.

The Company's paper products are manufactured principally from wood pulp which is produced internally or is purchased from external
sources.   James  River's  virgin  pulping  facilities  include  those producing both chemical and mechanical pulp. Additionally, the Company produces secondary fiber pulp through the recycling of wastepaper and other reclaimable fiber sources; this secondary fiber pulp is generally used internally for paper production processes. The capacity of James River's pulping facilities, domestic and foreign, is summarized as follows:

                                                           Capacity
     Pulp Type                                       (Tons Per Year)
     Chemical  ..........................................2,190,000
     Mechanical..........................................  185,000
     Secondary ..........................................  861,000
       Total   ..........................................3,236,000


In addition to the Company's internal sources, several types of pulp are purchased from other suppliers in the United States, Canada, and other parts of the world. Purchased pulp is used to supply partially integrated paper mills, to obtain types of pulp not produced by the Company, or to minimize transportation costs. James River pulp production is balanced with its paper machine fiber demand domestically. The Company's paper machines in Europe are supplied through a combination of self produced secondary fiber pulp and purchased chemical pulp. Substantially all of the pulp acquired within the United States is purchased at or below prevailing market prices through the use of volume discounts. The Company also sells market pulp from integrated mills with excess pulp capacity.

James River purchases wastepaper from a variety of collection agents and outside vendors for use in the production of secondary fiber pulp. Secondary fiber pulp represents approximately 25% of James River's total pulp production. As the Company continues to expand its usage of secondary fiber pulp, James River may be impacted to a greater extent by fluctuation in wastepaper prices. Throughout 1994, market prices for wastepaper increased significantly and may continue to increase as recycling capacity in the paper industry expands and puts supply pressures on the nation's collection system.

Pulpwood and woodchips which are used in James River's pulp mills are obtained from a combination of owned and leased lands, lands covered by long-term cutting rights agreements, pulpwood and woodchip supply
contracts,   and  open  market  purchases.   All  of  the  timberlands
controlled by James River or its affiliates are managed on a sustained-yield basis, and the rate of harvesting is generally equal to or less than the average growth rate. James River presently has controlled access to the timber supply from a total of approximately 3.2 million
acres  of  timberland.   Of  this total, approximately  420,000  acres
located in New England, the Southeast and the Northwest were acquired by James River as part of its acquisition of Diamond Occidental Forest Inc. ("Diamond") in November 1993. An additional 2.6 million acres
located   in   Canada   are  leased  by  James  River-Marathon,   Ltd.
("Marathon") and its joint venture affiliate, Dubreuil Forest Products
Limited.   The  remaining 180,000 acres include lands  which  are  the subject of cutting rights contracts and managed land programs.

James River also purchases paper and paperboard from outside vendors for use in its converting plants. The largest of these items is bleached paperboard used for folding cartons, plates, and cups and as a coating base stock. These products utilize bleached paperboard with weights ranging from standard to very lightweight cup stock. James River produces over 80% of its bleached paperboard needs at its Naheola, Alabama, and St. Francisville, Louisiana, mills. The balance of the Company's requirements is purchased from outside bleached paper board producers, over one-half of which is acquired pursuant to a long-term contract with prices that are at or below prevailing market prices.

James River is a significant purchaser of plastic resins, which are utilized in the production of both flexible packaging products and foodservice/tabletop products. In the Food and Consumer Packaging Business, the Company utilizes approximately 370 million pounds of plastic resins annually. Low-density and high-density polyethylene represent approximately two-thirds of the resins used in this business, with the remainder including polypropylene and a variety of specialty resins. The North American Consumer Products Business uses approximately 150 million pounds per year of polystyrene plastic resins in producing plastic and foam cups and containers; lids for plastic, foam and paper containers; and plastic cutlery. The Company purchases plastic resins pursuant to negotiated arrangements with a variety of suppliers.

Trademarks and Patents

James River has a large number of trademarks and trade names registered domestically and in certain foreign countries under which it conducts its business. Trademarks include, among others, QUILTED NORTHERN, BRAWNY, VANITY FAIR, NICE'N SOFT, VANIA, MARINA, DIXIE, SUPERWARE, LOTUS, COLHOGAR, TENDERLY, DIXIE/MARATHON, QUILT-RAP, QWIK WAVE, EUREKA!, and WORD PRO. The Company considers its trademarks, in the aggregate, to be material to its business, and consequently, seeks trademark protection by all available means. The Company also has a variety of material patents and licenses related to its business. While, in the aggregate, the foregoing are of material importance to James River's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the operations of James River.

Seasonal Business

While seasonal variation in demand is not a major factor in the Company's business, the first and fourth quarters of the year are generally the lowest in net sales and operating income. Net sales and profit margins in the Consumer Products Business are generally higher in the spring and summer (second and third quarters) compared to the winter (fourth and first quarters) due to the seasonal volume strength of the retail dixie paper cup and plate business during the summer months. In addition, the commercial tissue portion of the Consumer Products Business generally experiences softer sales volumes in the fourth quarter, when many industrial customers are on extended holiday shutdowns. Profit margins for the Company have also historically been lower in the fourth and first quarters because of holiday, vacation, and maintenance shutdowns and seasonal energy costs.

Customers

Sales to James River's five largest customers in the aggregate accounted for approximately 17.1% of consolidated net sales in 1994, 18.0% in 1993, and 16.7% in 1992. For 1994, sales to the five largest customers of the Consumer Products Business in North America and Europe accounted for approximately 29% and 17% of sales, respectively; sales to the five largest customers of the Food and Consumer Packaging Business represented approximately 21% of its sales; and sales to the five largest customers of the Communications Papers Business accounted for approximately 35% of its sales. There were no individual customers, however, to which sales exceeded 10% of James River's consolidated net sales. The Company's loss of any customer would not have a material adverse effect on the financial condition of the Company.

Order Backlog

In the Consumer Products and Food and Consumer Packaging Businesses, the Company produces to order and maintains product inventories to meet delivery requirements of its customers; therefore, the backlog of customer orders for these segments is not significant. In the Communications Papers Business, the Company's backlogs were generally 20 to 50 days and 10 to 30 days depending on the product, as of December 25, 1994, and December 26, 1993, respectively. The rebound in world wide demand for Communications Papers products which strengthened in the last quarter of 1994, provided for this increase in backlog. Order backlog does not vary substantially on a seasonal basis.

Competition

James River competes in several domestic and European markets and is among the largest suppliers of paper products within the major markets that they serve. Depending upon the characteristics of the particular market involved, the Company competes on the basis of price, product quality and performance, product development effectiveness, service, and sales and distribution support. In addition, advertising and promotion are important tools for competing in consumer markets. The Company's Consumer Products and Packaging Businesses are only nominally impacted by imports into the United States from international competitors. However, the market in which
Communications Papers Business operates has been impacted by an increased level of imports in 1993 and 1994 into the United States from European and other producers.

      Consumer Products Business - North America. James River competes in both the retail and commercial channels of the U.S. tissue market. The retail channel, which is primarily tied to population growth and new household growth, is mature with an annual growth rate of 1% to 2%. The commercial channel has had a slightly higher annual growth rate in recent years; however, it is more significantly affected by downturns in the economy. Marketing of towel and tissue products is generally characterized as being highly competitive. During 1994, approximately two-thirds of the Company's net sales of towel and tissue products were to retail markets and one-third to commercial markets. Towel and tissue production in the U.S. is concentrated among a few large manufacturers; based on sales, the top five companies maintain over 72% of the U.S. market share. Based on industry sales volume statistics, James River is one of the three U.S. manufacturers with towel and tissue capacity in excess of one billion tons. In the retail tissue market, James River and Scott Paper Company have approximately the same capacity following the number one ranked producer, The Procter & Gamble Company. In the commercial tissue market, James River's primary competitors include Fort Howard Paper Company and Scott Paper Company.

James River has one of the broadest and most diversified product lines serving both the retail and commercial segments of the foodservice/tabletop market. The Company's sales of foodservice/tabletop products are slightly higher in the retail market. In the retail tabletop market, James River believes it holds the leading position. In the commercial foodservice market, James River also believes it holds the leading market position, slightly ahead of Sweetheart Cup Company, Inc. The remainder of both the retail and commercial markets is generally served by smaller, regional, non-integrated producers.

Several factors contribute to James River's competitive strengths in both the tissue and foodservice markets. These include superior product quality, significant research and development efforts, broad product lines, well-known brand franchises, innovative graphic design, and full-service distribution. The Company is continually improving product quality and design in order to deliver greater value to customers while reducing cost. In addition, James River's emphasis on increasing its usage of recycled fiber enhances its ability to produce recycled tissue, responding to environmentally conscious consumers.

Consumer Products Business - Europe. Jamont holds the overall number three position in the European tissue market with a market share of approximately 15%, slightly behind Scott Paper Company and Molnycke - PWA, assuming the Molnycke and PWA merger is consummated. The European tissue market has been generally more fragmented compared to the U.S. market, with a few, large pan-European producers and many smaller, regional producers. The European market is currently undergoing a transition towards larger consolidated producers as evidenced by the Molnycke and PWA merger. Jamont's products generally hold either the number one or number two positions in each market in which they compete, and Jamont's LOTUS brand holds the leading position in the French market. Jamont currently has no operations in Germany and has minimal export sales to that market. Jamont continues to seek to increase the value of its business by focusing on the development and implementation of a pan-European brand strategy and maintaining its low cost position through continuing productivity improvements, cost reductions and commercialization of new technologies.

      Food and Consumer Packaging Business. The Food and Consumer Packaging industry is generally characterized by relatively non-cyclical demand. The Company is the second largest manufacturer, based on sales, of folding cartons, slightly behind Jefferson Smurfit Corporation. James River is one of the few folding carton producers with integrated manufacturing facilities for both bleached and recycled paperboard. In flexible packaging, the Company estimates that it along with Bemis Company, Inc., with approximately the same sales levels, are the largest producers of laminated and coextruded packaging products. The Company believes that it is the largest producer of barrier papers used in food packaging.

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

      Communications Papers Business. The Company has two large, integrated mills serving the western business papers market: its
Camas, Washington, mill and its Wauna, Oregon, mill. The Company estimates that it is one of the largest producers of business papers in the western business papers market. Major competitors in western business papers include Weyerhaeuser Company, Boise Cascade Corporation and Georgia-Pacific Corporation. James River's printing papers are produced at the Company's St. Francisville, Louisiana, mill, which is located in a site that is able to service all portions of the country, with particular emphasis on the mid-western printing and publication markets. Major competitors in the printing papers market include Champion International Corporation, International Paper Company and Consolidated Papers, Inc. In premium printing papers, James River has a substantial share of the high end of the text and cover market and is the second largest producer of cast-coated papers behind Champion International Corporation. James River believes that it is generally equal or superior to its competitors in product development effectiveness, product quality and service.



Research and Development

The Company's major research and development centers are located in Neenah, Wisconsin; Kunheim, France; Cincinnati, Ohio; and Camas,
Washington. The Company has pilot plants located in Camas, Washington, Kunheim, France, and Neenah, Wisconsin, providing pulp and papermaking developmental work and experimental trials; pilot plant facilities for film and board packaging, laminating, and printing are located in the Company's Technology and Business Center in Cincinnati, Ohio. Additionally, James River has engineering centers in Neenah, Wisconsin; Kunheim, France; Camas, Washington; Antioch, California; Corte Madera, California; Easton, Pennsylvania; and Toronto, Canada.

Other information with respect to James River's research and development efforts is set forth in Note 1 of Notes to Consolidated Financial Statements in the 1994 Annual Report, which information is incorporated herein by reference.

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

James  River  has  made and will continue to make substantial  capital investments and operating expenditures, as well as production adjustments, in connection with compliance with increasingly stringent standards for air, water, and solid and hazardous waste regulations. During 1994, capital expenditures totaling approximately $34 million were made by James River for pollution control facilities and equipment. Additionally, capital expenditures for such purposes on existing facilities are estimated to be approximately $55 million for 1995, primarily due to $21 million required to complete a waste water treatment plant. The estimated 1995 capital expenditures exclude any expenditures which may be required by the U.S. Environmental Protection Agency's ("EPA's") draft rules or "cluster rules" as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters," which information is incorporated herein by reference. Estimates of costs for future environmental compliance are necessarily imprecise due to, among other things, the continuing emergence of new environmental laws and regulations and environmental control or process technology developments. While the Company believes that its environmental control costs are likely to increase as environmental regulations become broader and more stringent, James River is unable to predict the amount or timing of such increases or the extent to which the impact of any future regulations on James River would be proportional to the impact on its competitors. Such future regulations could materially increase the Company's capital requirements in future years.

Further information pertaining to hazardous substance cleanup, accrued environmental liabilities and other environmental matters affecting the Company is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note 14 of Notes to Consolidated Financial Statements is the 1994 Annual Report, which information in incorporated herein by reference.

Personnel

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Labor Agreements" on page 43 of the 1994 Annual Report, which information is incorporated herein by reference.

(d)  FINANCIAL  INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS  AND
     EXPORT SALES

Financial information regarding the Company's domestic and foreign operations is included in Note 15 of Notes to Consolidated Financial Statements in the 1994 Annual Report, which information is incorporated herein by reference. International operations are generally characterized by the same conditions discussed in the narrative description of business and may also be affected by additional elements including changing currency values and different rates of inflation and economic growth. The effects of these additional elements is more significant in the Consumer Products segment, which comprises most of the Company's international business.

ITEM 2.     PROPERTIES

The pulp and papermaking facilities of James River, the number of paper or paperboard machines, and the principal types of products produced at each facility are as follows:

                                            Paper
                                               or
                         Pulp               Board
Location                Mills    Paper      Mach-
(Facility Name)(A)        (B)    Mills       ines        Principal Products
Domestic:
Alabama
    Pennington (Naheola)    1        1          7        Tissue; bleached
                                                         paperboard
Delaware
    Newark (Curtis)                  1          2        Premium printing
                                                         papers
Louisiana
    St. Francisville        2(E)     2          4        Coated groundwood;
                                                         specialty
                                                         packaging papers;
                                                         bleached bristols;
                                                         bleached packaging
Maine
    Old Town                1        1          2        Tissue
Massachusetts
    Adams                            1          3        Premium printing
                                                         papers
Michigan
    Kalamazoo
       (Board & Carton)     1(C)     2          2        Recycled paperboard
    Parchment                        1          6        Specialty packaging
                                                         papers;
                                                         uncoated freesheet
    Port Huron                       1          4        Specialty packaging
                                                         papers
    Ypsilanti (Peninsular)           1          1        Premium printing
                                                         papers
New Hampshire
    Berlin/Gorham           1        1          6        Uncoated freesheet;
                                                         tissue
New Jersey
    Milford (Reigel)                 1          4        Specialty packaging
                                                         papers;
                                                         uncoated freesheet
New York
    Carthage                1(C)     1          2        Tissue
    Gouverneur(Natural Dam)          1          1        Tissue
Oregon
    Halsey                  1(C)     1          2        Tissue
    Clatskanie (Wauna)      2(E)     1          5        Tissue; uncoated
                                                         freesheet;
                                                         uncoated groundwood
Washington
    Camas                   1        1         12        Uncoated freesheet;
                                                         tissue;
                                                         specialty packaging
                                                         papers
Wisconsin
    Ashland                 1(C)     1          2        Tissue
    Green Bay               1(C)     1          6        Tissue

        Total domestic     13       20         71

                                            Paper
                                               or
                         Pulp               Board
Location                Mills   Paper       Mach-
(Facility Name)(A)        (B)   Mills        ines        Principal Products
International:
Canada
  Marathon                  1                            Kraft pulp
Finland
  Nokia (F)                 1(C)    1           3        Tissue
France
  Gien (F)                          1           3        Tissue
  Grenoble (F)                      1           1        Tissue
  Louviers
     (Hondouville) (F)      2(D)    1           2        Tissue
  Muntzenheim (Kunheim)(F)          1           2        Tissue
Greece
  Patras (Achaia) (F)               1           1        Tissue
Italy
  Castelnuovo (F)                   1           1        Tissue
  Cava dei Tirreni (F)              1           1        Tissue
  Potenza (Avigliano) (F)           1           1        Tissue
Netherlands
  Cuijk (F)                 2(D)    1           2        Tissue
Spain
  Allo (F)                          1           2        Tissue
Turkey
   Karamursel (F)           1(C)    1           2        Tissue
United Kingdom
  Mid-Glamorgan
     (Bridgend) (F)         1(C)    1           3        Tissue
  St. Andrews                       1           3        Premium printing
     (Guardbridge)                                         papers
  Larne (F)                 1(C)    1           2        Tissue
  North Sheffield
     (Oughtibridge) (F)     1(C)    1           2        Tissue
  Penicuik (Sommerville)            1           2        Premium printing
                                                         papers

      Total international  10      17          33

          Total            23      37         104

 (A) The locations listed for James River's consolidated subsidiaries are held in fee by the Company.
 (B) Unless otherwise indicated, represents a chemical pulp facility.
 (C) Includes one secondary fiber facility.
 (D) Includes two secondary fiber facilities.
 (E) Includes one groundwood pulp facility.
 (F) Represents an operating facility of Jamont, the Company's 86% owned consolidated subsidiary.

James River's network of manufacturing facilities provides for an annual virgin and recycled pulp capacity of approximately 3.2 million tons and an annual paper and paperboard capacity of approximately 4.1 million tons. The Company believes that its production facilities are suitable for their purposes and are adequate to support their businesses. The extent of utilization of individual facilities varies; however, during 1994, James River's pulp and paper mills generally had production levels of approximately 90% of capacity.

James River also operates both integrated and non-integrated converting plants which perform a variety of converting operations. These converting plants (excluding converting operations which may be performed at pulp and papermaking facilities already listed on the two previous pages) are summarized as follows:

                                      Number of Converting Plants
Principal Products                  Domestic  International      Total

Paper and plastic foodservice         12             5            17
products
Folding cartons                       15                          15
Flexible packaging                    10             1            11
Ink manufacturing and blending         6                           6
Paper converting and other             4            10            14

         Total                        47            16            63

James River's manufacturing and converting facilities are complemented by an integrated network of sales offices and distribution terminals.

Other Properties

The Company operates a trucking company and two short-line railroads, primarily used to transport shipments of raw materials and finished goods between plants and to distribution centers. The Company also operates a public warehouse and terminal service that provides tug, barge, freight interchange and other services on the Columbia, Willamette and Snake Rivers in the Pacific Northwest.


ITEM 3.     LEGAL PROCEEDINGS

James River has been notified by the EPA of a proposed civil action relating to certain environmental violations at the Company's Berlin, New Hampshire, mill. The Company is currently negotiating a settlement with the EPA and the Department of Justice relating to this action which may involve penalties of approximately $200,000.

Further information with respect to legal proceedings is set forth  in
Note 14 of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report, which information is incorporated herein by reference.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table reflects the name, age, length of service as an officer of James River, and current position for each of the current executive officers of the Company as of February 13, 1995. Previous positions and areas of responsibility over the past five years are included in the footnotes that follow the table. Each officer is elected by the Board of Directors to serve a one-year term. There is no family relationship between any of these officers or between any such officer and any director of the Company; nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                          Calendar
                                          Year First
                                          Elected as
      Name                      Age       an Officer  Current Position
Robert C. Williams (1)           65         1969      Chairman of the Board of Directors, President
                                                      and  Chief Executive Officer

James K. Goodwin (2)             48         1991      Executive Vice President, Consumer Products

Ernest S. Leopold (3)            61         1986      Executive Vice President, Communications Papers

Norman K. Ryan (4)               58         1980      Executive Vice President, Food & Consumer Packaging

Clifford A. Cutchins, IV (5)     46         1990      Senior Vice President, General Counsel,
                                                      Corporate Secretary

Daniel J. Girvan (6)             46         1993      Senior Vice President, Human Resources

Stephen E. Hare (7)              41         1990      Senior Vice President, Corporate Finance and
                                                      Chief Financial Officer

Richard K. Lee (8)               54         1987      Senior Vice President, Group Executive,
                                                      Flexible Packaging

John M. Nevin (9)                59         1990      Senior Vice President, Strategic Services

E. Lee Showalter (10)            58         1971      Senior Vice President, Fiber Business

Ronald L. Singer (11)            50         1982      Chief Executive Officer, Jamont N.V.


(1) Mr. Williams was elected Chairman of the Board of Directors, President and Chief Executive Officer effective August 1, 1992. Since November 1, 1990, he had served as President and Chief Executive Officer. Prior to November 1, 1990, he had served as President, Chief Operating Officer.

(2) Mr. Goodwin joined James River in May 1991 as Vice President, Corporate Marketing Strategy. From January 1992 to April 1992, he served as Vice President, Dixie Business. Effective May 1992, he was elected to his current position. Prior to joining James River, he was Vice President, Corporate Sales for The Procter & Gamble Company which he joined in 1968.

(3) Mr. Leopold joined James River in May 1986 as Senior Vice President, Communications Papers, in connection with the Company's acquisition of Crown Zellerbach Corporation, which he had joined in 1959. Effective September 1, 1990, he was elected to his current position.

(4) Mr. Ryan joined James River in December 1980 in connection with the Company's acquisition of Brown Company, which he had joined in 1954. From 1983 to June 1989, he served in several managerial and executive positions in the Paperboard Packaging Group. In July 1989, Mr. Ryan was elected Senior Vice President, Paperboard Packaging Group. Effective September 1, 1990, he was elected to his current position.

(5) Mr. Cutchins joined James River in February 1990 in his current position. From 1982 until joining James River, he was a Partner with the law firm of McGuire, Woods, Battle & Boothe, L.L.P., which he had joined in 1975.

(6) Mr. Girvan joined James River in May 1986 as Director, Human Resources (Communications Papers) in connection with the Company's acquisition of Crown Zellerbach Corporation, which he joined in 1977. From 1989 to 1991, he served as Director, Organizational Development (Communications Papers), and from 1991 to 1992, he served as Vice President, Human Resources Development (Corporate). He served as Vice President, Human Resources (Consumer Products) from 1992 until November 1993, when he was elected to his current position.

(7) Mr. Hare joined James River in June 1990 as Vice President, Treasurer. From February 1992 to September 1992, he served as Vice President, Corporate Finance. Effective October 1992, he was elected to his current position. Prior to joining the Company, Mr. Hare served as a Senior Vice President with Kidder, Peabody & Co., Inc., which he had joined in 1981.

(8) Mr. Lee joined James River in October 1987 and served as Vice President, Business Development, Packaging Business from that time until November 1988 and as Group Vice President, Flexible Packaging Group from November 1988 to December 1989. As of December 14, 1989, he was elected to his current position. Prior to joining James River, Mr. Lee had extensive experience in the paper industry with the Marathon Division of American Can Corporation, Champion International Corporation and Waldorf Corporation.

(9) Mr. Nevin joined James River in September 1990 as Senior Vice President, Strategic Services. From May 1992 to October 1992, he served as Senior Vice President, Towel & Tissue Operations and Strategic Services. From November 1992 to February 1994, he served as Senior Vice President, Tissue Operations and Corporate Logistics. Effective in March 1994, he was elected to his current position. Prior to joining James River, he served as Vice President and Group Executive, Coated Publication Papers and Pulp for International Paper Company, which he joined in 1957.

(10) Mr. Showalter joined James River in 1969. From 1987 to November 1992, he served as Senior Vice President, Corporate Development. He served as Senior Vice President, Strategic Services from November 1992 until March 1994, when he was elected to his current position.

(11) Mr. Singer joined James River in 1982 as Senior Vice President, Group Executive, Towel and Tissue Business in connection with the Company's acquisition of the Dixie-Northern Division of American Can Company. He served in various executive positions from 1982 until 1990, when he was elected to his current position.

                                PART II

ITEM   5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND   RELATED
              STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange. Information with respect to quarterly high and low sales prices for James River's common stock, quarterly dividends and other quarterly information related to common shares is contained in Note 16 of Notes to Consolidated Financial Statements in the 1994 Annual Report, which information is incorporated herein by reference. The payment of dividends and the amounts thereof will be dependent upon James River's earnings, financial position, cash requirements and other relevant factors. Common shares of the Company reserved for issuance are described in Note 11 of Notes to Consolidated Financial Statements in the 1994 Annual Report, which information is incorporated herein by reference. In addition, covenants of certain of the Company's senior note agreements impose restrictions on the amount of net worth which, in turn, may limit the funds available for the payment of dividends; these covenants are described under the heading "Liquidity and Capital Resources - Financing Activities" in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 of Notes to Consolidated Financial Statements in the 1994 Annual Report, which information is incorporated herein by reference. On February 13, 1995, there were approximately 19,300 shareholders of record of the Company's common stock.


ITEM 6.     SELECTED FINANCIAL DATA

See "Selected Financial Data - Operations" and "Selected Financial Data - Financial Position, End of Year" on pages 76 through 79 of the 1994 Annual Report, which information for fiscal years 1990 through 1994 is incorporated herein by reference. The data presented for each period reflects operations acquired from the respective acquisition dates. Acquisitions, dispositions and other transactions from 1992 through 1994 are described in Note 2 of Notes to Consolidated Financial Statements in the 1994 Annual Report, which information is incorporated herein by reference.


ITEM 7.      MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 37 through 47 of the 1994 Annual Report, which information is incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements and selected quarterly financial information, under the headings "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Capital Accounts" and "Notes to Consolidated Financial Statements" on pages 48 through 74 of the 1994 Annual Report, which information is incorporated herein by reference.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the twenty-four months prior to the date of the most recent financial statements included herein.

                               PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Company's Directors, see "Election of Directors," "Information on Nominees," "Board of Directors and Committees" and "Compensation of Directors" on pages 1 through 3 and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 15 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1995 (the "1995 Proxy Statement"), which information is incorporated herein by reference. Information with respect to the Company's Executive Officers is contained under the heading "Executive Officers of the Registrant" on pages 16 through 18 of Part I of this Form 10-K Annual Report.


ITEM 11.    EXECUTIVE COMPENSATION

See "Compensation of Directors" on pages 3 and 4, "Stock Option Plan for Outside Directors" and "Retirement Plan for Outside Directors" on page 4, "Executive Compensation" on pages 7 through 11, "Performance Graph" on page 12, and "Compensation Committee Report on Executive Compensation" on pages 13 through 15 of the Company's 1995 Proxy Statement, which information is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Stock Ownership of Management" and "Principal Shareholders" on pages 5 and 6 of the Company's 1995 Proxy Statement, which information is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Information on Nominees" on page 2 of the Company's 1995 Proxy Statement, which information is incorporated herein by reference.

                                PART IV


ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of This Report:

     1)   Financial Statements:

               The Consolidated Financial Statements of James River Corporation of Virginia and Subsidiaries, the Notes to Consolidated Financial Statements, and the Report of Independent Accountants listed below are incorporated herein by reference from pages 48 through 75 of the Company's 1994 Annual Report. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 3, 5, 6, 7 and 8, no other data appearing in the 1994 Annual Report is deemed to be "filed" as part of this Form 10-K Annual Report.

               "Consolidated Statements of Operations" for each of the three years in the period ended December 25, 1994 (see page 48 of the 1994 Annual Report)

                "Consolidated Balance Sheets" as of December 25, 1994 and December 26, 1993 (see page 49 of the 1994 Annual Report)

               "Consolidated Statements of Cash Flows" for each of the three years in the period ended December 25, 1994 (see page 50 of the 1994 Annual Report)

                 "Consolidated  Statements  of  Changes   in   Capital
          Accounts" for each of the three years in the period ended December 25, 1994 (see page 51 of the 1994 Annual Report)

               "Notes to Consolidated Financial Statements" (see pages 52 through 74 of the 1994 Annual Report)

               "Report of Independent Accountants" (see page 75 of the 1994 Annual Report) with respect to the financial statements listed above


     2)   Financial Statement Schedules:

          None required


3)   Exhibits:

     Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The Exhibits identified with an asterisk (*) are management contracts or compensatory plans available to certain key employees or directors.

 Exhibit
  Number                        Description                           Section

   3(a)    James River Corporation of Virginia Amended and
           Restated Articles of Incorporation,
           as amended effective January 4, 1990 (incorporated by reference to Exhibit 3(a) to the Company's Annual
           Report on Form 10-K for the year ended December 26, 1993).

   3(b) James River Corporation of Virginia Articles of Amendment to the Amended and Restated Articles of Incorporation Designating the Series O 8-1/4% Cumulative Preferred Stock ($10.00 par value), effective October 1, 1992 (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 26, 1993).

   3(c) Articles of Amendment to the Amended and Restated Articles of Incorporation of James River Corporation of Virginia Designating the Series P 9% Cumulative Convertible Preferred Stock ($10.00 par value) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated
           June 29, 1994).

  3(d)     Amended and Restated Bylaws of James River                    E-1
           Corporation of Virginia, with the last amendment to be effective as of April 20, 1995, filed herewith.

  4(a)     Amended and Restated Rights Agreement dated May 12,
           1992, between James River Corporation of Virginia and NationsBank of Virginia, N.A., as Rights Agent, and Amendment No. 1 to such Agreement, dated June 8,
           1992 (incorporated by reference to Exhibits 2 and 3, respectively, to the Company's filing of Amendment 1 dated July 28, 1992, to its Form 8-A dated March 3, 1989).

  4(b)    In reliance upon Item 601(b)(4)(iii)(A) of Regulation
          S-K, various instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed because the total amount of securities authorized and outstanding under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.


 Exhibit
 Number                        Description                            Section

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

 10(e) *  Employment Agreement with Ronald L. Singer, dated
          December 15, 1993 (incorporated by reference to
          Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 26, 1993).

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

 10(h) * James River Corporation of Virginia Retirement Plan for Outside Directors, 1994 Amendment and Restatement, effective February 18, 1994 (incorporated by reference to Exhibit 10(h) to the Company's Annual
          Report on Form 10-K for the year ended December 26, 1993).

 10(i) *  James River Corporation of Virginia Amended and
          Restated Stock Option Plan, dated April 12, 1984, and subsequently amended through October 1, 1990
          (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8
          (Post-Effective Amendment No. 1 to Registration
          Statement No. 2-83979), dated December 18, 1984, and Exhibit 10(c) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended October 28, 1990).

 Exhibit
 Number                        Description                           Section

 10(j) * James River Corporation of Virginia 1987 Stock Option Plan, 1993 Amendment and Restatement, effective as of December 16, 1993 (incorporated by reference to
          Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 26, 1993).

 10(k) * James River Corporation of Virginia Stock Appreciation Rights Plan, dated April 9, 1987, and subsequently amended through October 1, 1990 (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended April 26, 1987, and Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1990).

 10(l) * James River Corporation of Virginia Deferred Stock Plan, 1993 Amendment and Restatement, effective December 16, 1993 (incorporated by reference to
          Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 26, 1993).

 10(m) *  James River Corporation of Virginia Supplemental
          Deferral Plan, 1993 Amendment and Restatement, effective as of January 1, 1994 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form
          10-K for the year ended December 26, 1993).

 10(n) *  James River Corporation of Virginia 1995 Profit               E-2
          Sharing Plan for Salaried Employees,
          effective as of December 26, 1994, filed herewith.

 10(o) *  James River Corporation of Virginia Performance               E-3
          Bonus Plan, effective as of December 26, 1994, filed herewith.

 10(p) * James River Corporation of Virginia Supplemental Benefit Plan, amended and restated effective June 1, 1991 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 29, 1991).

 10(q) *  1994 Amendment to the James River Corporation of              E-4
          Virginia Supplemental Benefit Plan,
          dated March 1, 1994, filed herewith.

 11       Computation of Earnings Per Share, filed herewith.            E-5

 12       Computation of Ratio of Earnings to Fixed Charges,            E-6
          filed herewith.

 13       Certain sections of the Company's Annual Report to            E-7
          Shareholders for the year ended
          December 25, 1994, filed herewith.

 Exhibit
 Number                        Description                            Section

 21       Subsidiaries of the Company as of December 25, 1994,          E-8
          filed herewith.

 23       Consent of Independent Accountants, filed herewith.           E-9

 27       Financial Data Schedules for the year ended December
          25, 1994 (incorporated by reference to Exhibit 27 to the Company's Current Report on Form 8-K dated January
          25, 1995).


(b)  Reports on Form 8-K:

     During the last quarter of 1994 and subsequent thereto, the company filed the following Current Reports on Form 8-K:

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

   November 22, 1994     The Company announced price increases on certain
                         James River consumer products effective beginning
                         December 26, 1994.

   December 6, 1994      The Company published a press release announcing
                         its estimate of fourth quarter results. The resolution of a previously reported labor strike was also reported.

   January 25, 1995      The Company published a press release announcing
                         its results of operations for the fourth quarter and year ended December 25, 1994.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              James River Corporation of Virginia
                                      Registrant



                              By:/s/ Stephen E. Hare
Date:     March 24, 1995              Stephen E. Hare
                                      Senior  Vice President,  Corporate
                                      Finance and  Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:     March 24, 1995                Signature and Title



                                By:/s/ Robert C. Williams
                                     Robert C. Williams
                                     Chairman, President and
                                     Chief Executive Officer




                                By:/s/  Stephen E. Hare
                                     Stephen E. Hare
                                     Senior  Vice President,  Corporate
                                     Finance and Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

Pursuant to General Instruction D to Form 10-K, this report has been signed below by a majority of the Board of Directors:


     /s/  FitzGerald Bemiss                       March 14, 1995
     FitzGerald Bemiss                            Date


     /s/  William T. Burgin                       March 15, 1995
     William T. Burgin                            Date


     /s/  Worley H. Clark, Jr.                    March 15, 1995
     Worley H. Clark, Jr.                         Date


     /s/  William T. Comfort, Jr.                 March 14, 1995
     William T. Comfort, Jr.                      Date


     /s/  William V. Daniel                       March 21, 1995
     William V. Daniel                            Date


     /s/  Bruce C. Gottwald                       March 14, 1995
     Bruce C. Gottwald                            Date


     /s/  Robert M. O'Neil                        March 14, 1995
     Robert M. O'Neil                             Date


     /s/  Joseph T. Piemont                       March 14, 1995
     Joseph T. Piemont                            Date


     /s/  Anne Marie Whittemore                   March 22, 1995
     Anne Marie Whittemore                        Date


     /s/  Robert C. Williams                      March 24, 1995
     Robert C. Williams                           Date