Form 10-Q
period 1995-03-26
JAMES RIVER CORP OF VIRGINIA
filed 1995-05-09
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                              FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  March 26, 1995          Commission File Number:  1-7911


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

                                                    Yes  X         No

Number of shares of $.10 par value common stock outstanding as of May
1, 1995:

                          81,878,126 shares


                       JAMES RIVER CORPORATION
                             of Virginia
                    QUARTERLY REPORT ON FORM 10-Q
                           March 26, 1995


                          TABLE OF CONTENTS

                                                             Page No.
PART I.  FINANCIAL INFORMATION:

     ITEM 1.  Financial Statements:

          Consolidated Balance Sheets as of March 26, 1995 and
              December 25, 1994                                    3

          Consolidated  Statements  of Operations  for  the
              quarters ended March 26, 1995 and March 27, 1994     5

          Consolidated  Statements of Cash Flows for the
              quarters ended March 26, 1995 and March 27, 1994     6

          Notes to Consolidated Financial Statements               7

     ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations              14


PART II.  OTHER INFORMATION:

     ITEM 1.  Legal Proceedings                                   17

     ITEM 2.  Changes in Securities                               17

     ITEM 3.  Defaults Upon Senior Securities                     17

     ITEM 4.  Submission of Matters to a Vote of Security Holders 17

     ITEM 5.  Other Information                                   18

     ITEM 6.  Exhibits and Reports on Form 8-K                    18

     SIGNATURES                                                   20

PART I.     FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS
                March 26, 1995 and December 25, 1994
                  (in thousands, except share data)

                                                 March    December
                                                  1995        1994
ASSETS

Current assets:
  Cash and cash equivalents                    $34,079     $59,296
  Accounts receivable                          901,937     913,501
  Inventories                                  879,124     844,111
  Prepaid expenses and other current            68,516      63,496
    assets
  Deferred income taxes                        100,224      95,126

    Total current assets                     1,983,880   1,975,530

Property, plant and equipment                7,052,280   6,925,036
Accumulated depreciation                    (2,360,357) (2,245,137)

    Net property, plant and equipment        4,691,923   4,679,899

Investments in affiliates                      120,645     125,097

Other assets                                   366,289     367,770

Goodwill                                       793,304     776,032

    Total assets                            $7,956,041  $7,924,328


             The accompanying notes are an integral part
              of the consolidated financial statements.


                      JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
               CONSOLIDATED BALANCE SHEETS, Continued
                  (in thousands, except share data)

                                                March    December
                                                 1995        1994
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $572,272    $597,141
  Accrued liabilities                         536,137     513,599
  Short-term borrowings                       175,993     225,132
  Current portion of long-term debt           245,091     221,367
  Income taxes payable                         21,286      11,647

    Total current liabilities               1,550,779   1,568,886

Long-term debt                              2,664,483   2,667,960
Accrued postretirement benefits
  other than pensions                         548,652     545,009
Deferred income taxes                         589,383     594,793
Other long-term liabilities                   281,503     231,129
Minority interests                            160,199     154,930

Preferred stock, $10 par value, 5,000,000
  shares authorized, issuable in series;
  shares outstanding, 3,630,604               740,303     740,303

Common stock, $.10 par value, 150,000,000
  shares authorized; shares outstanding,
  March 26, 1995 -- 81,713,473 and
  December 25, 1994 -- 81,695,419               8,171       8,170

Additional paid-in capital                  1,212,269   1,211,904
Retained earnings                             200,299     201,244

    Total liabilities and shareholders'
      equity                               $7,956,041  $7,924,328



             The accompanying notes are an integral part
              of the consolidated financial statements.


                      JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Quarters (13 Weeks) Ended
                  March 26, 1995 and March 27, 1994
              (in thousands, except per share amounts)


                                               1995        1994

Net sales                                $1,637,284  $1,105,503
Cost of goods sold                        1,300,382     934,866
Selling and administrative expenses         242,296     150,332
Severance and other items                     8,271

    Income from operations                   86,335      20,305

Interest expense                             60,273      34,957
Other income, net                            10,715       2,261

    Income (loss) before income taxes
      and minority interests                 36,777     (12,391)

Income tax expense (benefit)                 15,814      (4,975)

     Income (loss) before minority interests 20,963      (7,416)


Minority interests                            1,180         330

    Net income (loss)                       $22,143     $(7,086)

Preferred dividend requirements             (14,643)     (8,202)

    Net income (loss) applicable to
      common shares                          $7,500    $(15,288)

Net income (loss) per common share
  and common share equivalent                  $.09       $(.19)

Cash dividends per common share                $.15        $.15

Weighted average number of common shares
  and common share equivalents               82,653      81,866


             The accompanying notes are an integral part
              of the consolidated financial statements.


                       JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Quarters (13 Weeks) Ended
                  March 26, 1995 and March 27, 1994
                           (in thousands)
                                                             1995     1994
Cash provided by (used for) operating activities:
  Net income (loss)                                       $22,143  $(7,086)
  Items not affecting cash:
    Depreciation expense and cost of timber harvested     116,493   88,474
    Deferred income tax provision (benefit)                 1,160   (6,885)
    Equity in (earnings) losses of unconsolidated
      affiliates                                           (5,598)     382
    Severance and other items                               8,271
    Retirement benefits expense in excess of funding        3,937   10,160
    Amortization of goodwill                                5,622    1,179
  Change in current assets and liabilities:
    Accounts receivable                                    26,100   12,913
    Inventories                                           (27,149) (41,553)
    Prepaid expenses and other current assets              (8,160)    (508)
    Accounts payable and accrued liabilities              (28,221)   2,174
    Other current liabilities                              10,969   (8,193)
  Dividends received from unconsolidated affiliates        15,486
  Other, net                                                5,671    1,273

      Cash provided by operating activities               146,724   52,330
Cash provided by (used for) investing activities:
  Expenditures for property, plant and equipment          (91,311) (65,335)
  Cash received from sale of assets                         1,217    5,268
  Investments in affiliates                                        (12,108)
  Other, net                                                3,258    1,880

      Cash used for investing activities                  (86,836) (70,295)
Cash provided by (used for) financing activities:
  Increase in short-term borrowings                        10,637
  Additions to long-term debt                              11,557   58,413
  Payments of long-term debt                              (80,689) (18,992)
  Common and preferred stock cash dividends paid          (26,897) (20,447)
  Other, net                                                  287      (60)

      Cash provided by (used for) financing activities    (85,105)  18,914

Increase (decrease) in cash and cash equivalents          (25,217)     949
Cash and cash equivalents, beginning of period             59,296   23,620

Cash and cash equivalents, end of period                  $34,079  $24,569

             The accompanying notes are an integral part
              of the consolidated financial statements.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements of James River Corporation of Virginia and Subsidiaries (the "Company" or "James River") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 26, 1995, and its results of operations and cash flows for the quarters (13 weeks) ended March 26, 1995, and March 27, 1994. The balance sheet as of December 25, 1994, was derived from audited financial statements as of that date. The results of operations for the quarter ended March 26, 1995, are not necessarily indicative of the results to be expected for the full year. The results of Jamont Holdings N.V. ("Jamont Holdings"), the Company's European consumer products subsidiary, are included on the basis of closing dates which lag the Company's fiscal periods by one month.

      Certain amounts in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.


2.   Severance and Other Items

      Results for the first quarter of 1995 included a nonrecurring charge of $8.3 million ($5.3 million net of tax benefits and minority interest, or $.06 per share) primarily for costs related to a reduction of approximately 500 employees at European Consumer Products Business locations in the British Isles. During the current quarter, the Company made severance payments of $1.5 million to approximately 60 terminated employees in the United States for whom severance costs were accrued in December 1994.


3.   Other Income

      The components of other income were as follows for the quarters ended March 26, 1995, and March 27, 1994 (in thousands):
                                    March     March
                                     1995      1994
Interest and investment income     $4,136    $2,975
Equity in earnings (losses) of
  unconsolidated affiliates         5,598      (382)
Foreign currency exchange gain
  (loss)                             (941)        6
Other, net                          1,922      (338)

    Total other income            $10,715    $2,261


4.   Income Taxes

      The Company's effective income tax rate was 43% for the quarter ended March 26, 1995, compared to 40.2% for the first quarter of 1994. The increase in the effective tax rate from the prior year was primarily due to (i) the relative size of non-tax-deductible permanent differences, the most significant of which relates to goodwill resulting from the consolidation of Jamont beginning in the third quarter of 1994, and (ii) foreign net operating losses for which valuation allowances have been established.


5.   Inventories

      The components of inventories were as follows as of March 26, 1995, and December 25, 1994 (in thousands):
                                          March  December
                                           1995      1994
Raw materials                          $200,346  $187,634
Finished goods and work in process      573,605   543,872
Stores and supplies                     188,753   184,457
                                        962,704   915,963
Reduction to state certain inventories
  at last-in, first-out cost            (83,580)  (71,852)

    Total inventories                  $879,124  $844,111



6.   Financial Instruments

      The estimated fair value of the Company's $1,286 million notional amount of interest rate swaps was a liability of $59.6 million as of March 26, 1995, compared to a liability $128 million as of December 25, 1994. As of March 26, 1995, the carrying value of foreign exchange contracts was a net liability of $75.8 million and the estimated fair value of such contracts was a net liability of $109.6 million, compared to net liabilities of $39.6 million and $73 million, respectively, as of December 25, 1994. The estimated fair values were based on quoted market prices of comparable instruments and current market rates as of March 26, 1995, and December 25, 1994, respectively.


7.   Commitments and Contingent Liabilities

     (a)  Put and Call Arrangements:

           James River is a party to a put and call arrangement related to the 13.6% minority interest in Jamont N.V. ("Jamont") currently owned by EuroPaper Inc. ("EuroPaper"). EuroPaper may put its interest in Jamont to James River during May 1996 and James River may call these shares during August 1996, each at a fixed price of approximately 1.04 billion French francs (approximately $209.2 million using exchange rates in effect as of March 26, 1995). In addition, Jamont Holdings has a separate call agreement with EuroPaper under which it may call EuroPaper's shares through April 1996 at a formula price.

          James River and CRSS Capital, Inc. ("CRSS") each own 50% of the Naheola Cogeneration Limited Partnership (the "Naheola Partnership"), which was formed in order to develop and operate a $300 million chemical recovery unit at the Company's Naheola mill. In November 1994, James River initiated the exercise of its call option to purchase CRSS's interest in the facility. On April 4, 1995, James River and CRSS reached a settlement on litigation that arose surrounding this call option. Pursuant to the settlement, in May 1995, CRSS will receive approximately $35 million for its interest in the facility. James River is currently remarketing the right to purchase the additional interest to a new investor while retaining its original 50% ownership interest.


     (b)  Environmental Matters:

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

           In December 1993, the U.S. Environmental Protection Agency ("EPA") published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions ("cluster rules"). The final rules are likely to be issued in late 1996, with a nominal compliance date of 1999. These rules may require significant changes in the pulping and/or bleaching process presently used in some U.S. pulp mills, including several of James River's mills. The implementation of the rules could materially increase the Company's capital expenditures between 1997 and 1999. Based on its evaluation, the Company expects that such capital expenditures could be at least $300 million for James River, if the regulations are approved as originally proposed. This estimate could change, depending on several factors, including changes to the proposed regulations, new developments in control and process technology, and inflation.

            In addition, James River has been identified as a potentially responsible party ("PRP"), along with others, at various EPA designated Superfund sites and is involved in remedial investigations and actions under federal and state laws. It is James River's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of March 26, 1995, James River's accrued environmental liabilities, including remediation and landfill closure costs, totaled $37.1 million. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accrual as necessary. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRP's. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position but could have a material effect on consolidated results of operations in a given quarter or year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

     (c)  Bondholder Litigation:

          In 1994, James River was sued in Morgan County, Alabama, in a purported class action and in Bridgeport, Connecticut, by certain former holders of James River's 10-3/4% Debentures due October 1, 2018. Most of these Debentures were retired by means of a tender offer to all holders commenced on September 18, 1992. The remainder were redeemed on November 2, 1992. Merrill Lynch & Co., which acted as James River's dealer manager for the tender, is also named as a defendant in the Alabama case. In general, the complaints allege violations of a covenant prohibiting use of lower cost borrowed funds to redeem the Debentures before October 1, 1998, and of various disclosure obligations, and seek damages in excess of $50 million plus punitive damages in excess of $500 million. James River believes that these claims are without merit and intends to defend them vigorously. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial condition of James River but could materially affect consolidated results of operations in a given quarter or year.

8.   Segment Information

      James River's net sales and income from operations by business segment were as follows for the quarters ended March 26, 1995, and March 27, 1994 (in thousands):

                                     March       March
                                      1995        1994
Net sales:
  Consumer products:
     North America                $609,498    $557,224
     Europe                        357,640
        Total consumer products    967,138     557,224
  Food and consumer packaging      420,313     375,737
  Communications papers            301,310     215,044
  Intersegment elimination         (51,477)    (42,502)

    Total net sales             $1,637,284  $1,105,503

Operating profit (loss):
  Consumer Products:
     North America                 $38,425     $28,316
     Europe                          3,547
        Total consumer products     41,972      28,316
  Food and consumer packaging       18,020      26,633
  Communications papers             44,501     (25,059)
  Severance and other items         (8,271)
  General corporate expenses        (9,887)     (9,585)

    Income from operations         $86,335     $20,305



9.   Pro Forma Data

      In July 1994, James River increased its ownership interest in Jamont from 43.2% to 86.4% for approximately $575 million and began accounting for Jamont as a consolidated subsidiary. The following pro forma information assumes that the acquisition of the additional interest in Jamont occurred as of the beginning of 1994. The pro forma financial information does not purport to be indicative of the results of operations which would actually have been reported if the transactions had occurred for the period indicated or which may be reported in the future. Jamont is included in the consolidated balance sheets as of March 26, 1995, and December 25, 1994, and its results of operations are consolidated for all of 1995.

Pro Forma Consolidated                      Quarter
Operating Data                                Ended
(in millions, except per share            March 27,
data)                                          1994

Net sales                                  $1,429.5

Operating profit                               35.3

Net loss                                       (8.4)

Net loss applicable to common shares
  (after preferred dividend requirements)     (23.1)

Net loss per common share                     $(.28)



10.  Subsequent Events

      On March 29, 1995, the Company announced its Board of Directors had approved proceeding with a spin-off to shareholders of a large part of the Company's Communications Papers Business, along with the specialty papers operations which were formerly part of this business. The new company, which is expected to have annual sales of over $1 billion in 1995, will include papermaking operations with an annual capacity of approximately one million short tons. The assets of the new company will include mills located in St. Francisville, La; Berlin, N.H.; Adams, Mass.; Newark, Del.; Richmond, Va.; St. Andrews and Penicuik, Scotland; Ypsilanti, Parchment and Port Huron, Mich.; and Milford, N.J. The St. Francisville, La., and Berlin, N.H., mills include annual pulping capacity of nearly 600,000 short tons, or approximately three-quarters of the new company's fiber needs. Approximately 120,000 acres of managed forests supporting the Berlin and St. Francisville mills will also be included in the new company. The spin-off is planned to be tax-free to shareholders and is expected to be effective during the summer of 1995.

     In April 1995, the Company announced its decision to discontinue towel and tissue converting operations at its Berlin, New Hampshire, facility by the end of June. This decision will affect approximately 150 salaried and hourly positions. One small tissue machine will be taken out of production, and selected converting equipment will be transferred to other James River facilities. The Company currently expects that any fixed asset write-offs associated with the closure will not be material. The majority of the assets that comprise the Berlin pulp and paper mill will be part of the spin-off to a new company, as discussed above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      For the first quarter ended March 26, 1995, net income rose to $22.1 million, principally due to improving operations and pricing in many product categories. This compares favorably to losses of $18.7 million reported in the fourth quarter and $7.1 million in last year's first quarter. Earnings per share of $.09 were similarly improved over per share losses of $.41 and $.19 reported in the fourth and first quarters of 1994. Net sales of $1,637 million in the first quarter were comparable to fourth quarter levels and 48% above the prior year's $1,106 million of sales. The increase in sales from the prior year was primarily due to the July 1994 consolidation of the Company's European Consumer Products Business, combined with stronger pricing or unit volumes in many product lines. Results for the first quarter of 1995 include severance charges of $8.3 million ($5.3 million net of tax benefits and minority interest, or $.06 per share) for workforce reductions of approximately 500 employees at Consumer Products Business locations in the United Kingdom and Ireland. Excluding these charges, first quarter net income was $27.4 million, or $.15 per share.

      Income from operations totaled $86.3 million for the quarter, more than four times last year's first quarter and more than twice fourth quarter levels. Operating profits in the North American Consumer Products Business increased 36%, from $28.3 million in last year's first quarter to $38.4 million in the current quarter, while net sales increased by 9% over the same period, from $557 million to $609 million. Improved profitability was driven by better pricing, principally in the commercial tissue and foodservice markets, combined with improving volumes and market shares in retail markets. Price increases began to be put into place late in 1994 in response to higher raw material costs. Net pricing in commercial tissue and foodservice products improved by an average of 8% to 10% over 1994 first quarter levels as a result of price increases effective in both October 1994 and January 1995. Average net pricing for retail products increased slightly year-over-year, as price increases announced for the beginning of 1995 began to be realized in the second half of the quarter. Further retail price increases of between 6% and 9% for towel and tissue and certain tabletop products were announced in mid-March to be effective in May; commercial tissue prices are also scheduled to increase as of the beginning of April. Compared to the prior year's first quarter, unit volumes increased by almost 5% in retail towel and tissue categories and were comparable in retail tabletop products. Unit volumes declined slightly for both commercial tissue and foodservice products as the Company began reducing the number of its SKU's.

        Operating profits for the European Consumer Products Business declined to $3.5 million, compared to $15 million on a pro forma basis in last year's first quarter, while net sales increased to $358 million in this year's first quarter from $324 million on a pro forma basis in the prior year. Profitability of the European Consumer Products Business has been hindered by significant increases in the cost of market pulp, waste paper and other raw materials during 1994 and 1995 without commensurate increases in finished goods prices. While James River has lead price increase initiatives in many European countries, such increases have been difficult to implement due to excess tissue capacity and lower utilization rates in Europe. Unit volumes for the first quarter of 1995 declined approximately 6% compared to the prior year's quarter, as James River's leading position on price increases resulted in opportunistic pricing by competitors. First quarter 1995 sales increased approximately $30 million over the prior year due to changes in foreign currency exchange rates.

       The Food and Consumer Packaging Business reported a decline in profits, from $26.6 million in last year's first quarter to $18.0 million in the current quarter, while net sales increased by 12%, from $376 million to $420 million for the comparable periods. Operating profits began to be negatively affected in the second half of 1994 by a dramatic rise in raw material costs, particularly in plastic resins, waste paper and purchased paperboard and pulp. Price increases have been aggressively pursued to recover rising raw material costs; however, net realizations have lagged cost increases. First quarter unit volumes for flexible packaging were approximately 6% higher than the prior year. Total folding carton volumes were comparable to the prior year, but with a higher percentage mix of recycled cartons. Customer sales of recycled paperboard experienced 40% year-over-year volume gains.

      Results for the Communications Papers Business continued the dramatic rebound begun in the second half of 1994. Operating profits increased to $44.5 million in 1995's first quarter compared with a loss of $25.1 million a year ago, while net sales increased by over 40% from $215 million last year to $301 million this year. Price increases for uncoated free sheet and coated and uncoated groundwood papers combined with the benefits of cost reduction efforts caused the sharp year-over-year improvement. Additional price increases have been announced on many grades, effective for late March or early April. Unit volumes also improved, with first quarter shipments approximately 6% ahead of the prior year, and backlogs remained strong. First quarter results were negatively affected, however, by increased costs for wood fiber, particularly in the Pacific Northwest, where wood chip costs increased between 15% and 20% over the prior year. Higher costs for wood chips were caused by a combination of factors, including the declining supply of wood harvested from Federal lands, difficult first quarter harvesting conditions, the soft lumber markets, and higher demand for wood chips caused by the tight conditions in the pulp and paper market. Wood chip costs in this region may increase further, as these conditions persist.

      First quarter general corporate expenses of $9.9 million were comparable with those of the prior year. Interest expense for the first quarter of 1995 increased by $25.3 million compared with the same period in 1994 as consolidated total debt increased from $2,079 million on March 27, 1994, to $3,086 million on March 26, 1995. The increase in debt was attributable to the July 1994 purchase and consolidation of Jamont. Other income increased to $10.7 million in the current quarter from $2.3 million for 1994. This increase primarily relates to improvements in equity in earnings of unconsolidated affiliates, particularly the Company's earnings from its Brazilian affiliate which has benefited from increases in worldwide market pulp prices (see Note 3 of Notes to Consolidated Financial Statements). The change in the effective tax rate for 1995 is discussed in Note 4 of Notes to Consolidated Financial Statements.

      On March 29, 1995, the Company announced that it is proceeding with a spin-off to shareholders of a large part of the Communications Papers Business, along with the specialty papers operations which were formerly part of this business. On a combined basis, this new company is expected to have annual sales of over $1 billion from eleven manufacturing facilities and a total papermaking capacity of approximately one million short tons per year. The spin-off, which is planned to be tax-free to shareholders, is expected to be effective this summer (see Note 10 of Notes to Consolidated Financial Statements). This transaction is a part of the Company's comprehensive efforts to reduce debt, reduce cyclicality, narrow the focus of the Company's business, and maximize total shareholder value. The Company also announced that it is continuing to evaluate strategic alternatives for the Food and Consumer Packaging Business.

      The Company expects to see further profit improvements as the year progresses. North American Consumer Products' results should continue to improve, as announced price increases are more fully implemented in retail channels. Results for both the European
Consumer Products Business and the Food and Consumer Packaging Business are also expected to improve, as pricing increases offset rising raw material costs. Communications Papers' results are expected to remain strong, as market conditions continue to be favorable.

Financial Condition

     Capital expenditures totaled $91.3 million for the first quarter of 1995 compared with $65.3 million for the first quarter of 1994. This increase is primarily due to the effect of the consolidation of Jamont's capital spending in 1995. Cash provided by operations for the quarter ended March 26, 1995, totaled $146.7 million, compared to $52.3 million in the comparable period of 1994. This increase is primarily due to increases in net income, changes in domestic working capital components (mainly decreased inventories and increased payables), and dividends received from its unconsolidated Brazilian affiliate and the Naheola Partnership in 1995. The Company's current ratio increased slightly to 1.28 as of March 26, 1995, from 1.26 as of December 25, 1994, and working capital increased to $433 million from $407 million for the same time period. The increase in working capital of $26 million was attributable to the net decrease in short-term borrowings and current maturities of long-term debt.

     James River's ratio of total debt, including the current portion and short-term borrowings, to total capitalization was 57.1% as of March 26, 1995, compared to 57.4% as of December 25, 1994. For purposes of calculating this ratio, total capitalization represents the sum of current and long-term debt, including short-term borrowings, minority interests and equity accounts. On December 14, 1994, the Company refinanced Jamont's European currency unit ("ECU") borrowing facility which was reduced in size from ECU 400 million to ECU 330 million. For the quarter ended March 26, 1995, the ratio of earnings to fixed charges was 1.52. For the year ended December 25, 1994, earnings were inadequate to cover fixed charges by $18.8 million.

      As of March 26, 1995, under the most restrictive provisions of the Company's debt agreements, the Company had additional borrowing capacity of approximately $600 million and net worth in excess of the minimum requirement specified by such agreements of approximately $450 million.

     In November 1994, James River initiated the exercise of its call option for CRSS's 50% interest in the Naheola Partnership. The call price was determined based on a formula established at the inception of the partnership. The Company is currently remarketing the right to purchase the additional interest at expected proceeds in excess of the call price (see Note 7(a) of Notes to Consolidated Financial Statements).

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

      James River has been notified by the EPA of a proposed civil action relating to certain environmental violations at the Company's Berlin, New Hampshire, mill. The Company is currently finalizing a settlement with the EPA and the Department of Justice relating to this action which will likely involve penalties of approximately $200,000. In addition, the Company has agreed to implement environmentally beneficial capital improvements at a cost of at least $400,000.

Item 2.   CHANGES IN SECURITIES.

     None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Shareholders was held on April 20, 1995, at which time all of management's nominees for members of the Board of Directors were elected, and the designation of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year which will end December 31, 1995, was approved. Additionally, the Company's common shareholders voted on two proposals submitted by certain shareholders: (i) a proposal urging the Company's Northern Ireland affiliate to implement and/or increase activity on the nine MacBride Principles and (ii) a proposal requesting the preparation of an equal employment report to be made available upon request to all shareholders and employees. These proposals are more fully described in the James River Proxy Statement for the Annual Meeting held on April 20, 1995. Shareholders of record of the Company's common stock and its Series P 9% Cumulative Convertible Preferred Stock at the close of business on February 13, 1995, were entitled to vote at the Annual Meeting. Votes were casts as follows:

                                                            Vote
                                      Voted    Voted Withheld or      Broker
                                        For  Against   Abstained   Non-Votes
Nominees for election of Directors:

  William T. Burgin              79,368,355            2,656,920
  Worley H. Clark, Jr.           71,088,467           10,936,808
  William T. Comfort, Jr.        79,377,191            2,648,084
  William V. Daniel              79,306,074            2,719,201
  Bruce C. Gottwald              71,094,907           10,930,368
  Robert M. O'Neil               79,351,662            2,673,613
  Joseph T. Piemont              79,294,520            2,730,755
  Anne M. Whittemore             79,410,904            2,614,371
  Robert C. Williams             79,172,883            2,852,392


                                                               Vote
                                      Voted       Voted Withheld or      Broker
                                        For     Against   Abstained   Non-Votes
Appointment of Coopers &
  Lybrand L.L.P. as auditors     81,701,048     182,135     142,092

Shareholder proposal -
  MacBride Principles             4,963,568  63,338,828   6,073,290   7,649,589

Shareholder proposal -
  Equal Employment Report         6,276,146  61,882,318   6,217,222   7,649,589



Item 5.   OTHER INFORMATION.

     None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          The exhibits listed below are filed as part of this quarterly report. Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

          Exhibit                                             Starts
          Number                Description                  on Page
          11     Computation of Earnings per Share --  filed
                 herewith.                                     21

          12     Computation of Ratio of Earnings  to  Fixed
                 Charges -- filed herewith.                    24

          27     Financial Data Schedules
                 (filed electronically only)

     (b)  Reports on Form 8-K:

          During the quarter ended March 26, 1995, and subsequent thereto, the Company filed the following Current Reports on Form 8-K:

          Date of Report        Event Reported
          January  25,  1995    The Company published a press release
                                announcing its results of operations for the fourth quarter and year ended December 25, 1994.

          March 29, 1995        The  Company published a press  release
                                announcing that the Board of  Directors
                                approved proceeding with a spin-off  to
                                shareholders  which  includes  a  large
                                part of the Communications Papers Business and certain specialty packaging papers operations included in its Food and Consumer
                                Packaging Business.

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


Date:  May 5, 1995