Form 10-Q
period 1995-06-25
JAMES RIVER CORP OF VIRGINIA
filed 1995-08-07
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                              FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  June 25, 1995 Commission File Number:  1-7911


                 JAMES RIVER CORPORATION of Virginia
       (Exact name of registrant as specified in its charter)


           Virginia                          54-0848173
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification No.)


120 Tredegar Street, Richmond, VA              23219
(Address of principal executive offices)     (Zip Code)


 Registrant's telephone number, including area code:  (804) 644-5411


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

                                                    Yes  X         No

Number of shares of $.10 par value common stock outstanding as of August 1, 1995:

                          82,369,462 shares




                       JAMES RIVER CORPORATION
                             of Virginia
                    QUARTERLY REPORT ON FORM 10-Q
                            June 25, 1995


                          TABLE OF CONTENTS

                                                             Page No.
PART I.  FINANCIAL INFORMATION:

     ITEM 1.  Financial Statements:

          Consolidated Balance Sheets as of June 25, 1995 and
              December 25, 1994                                 3

          Consolidated Statements of Operations for the quarters and six months ended June 25, 1995 and June 26, 1994  5

          Consolidated  Statements of Cash Flows for the six months
              ended June 25, 1995 and June 26, 1994             6

          Notes to Consolidated Financial Statements            7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations              14


PART II.  OTHER INFORMATION:

     ITEM 1.  Legal Proceedings                                 17

     ITEM 2.  Changes in Securities                             17

     ITEM 3.  Defaults Upon Senior Securities                   17

     ITEM 4.  Submission of Matters to a Vote of
                Security Holders                                17

     ITEM 5.  Other Information                                 18

     ITEM 6.  Exhibits and Reports on Form 8-K                  18

     SIGNATURES                                                 20




PART I.     FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS
                 June 25, 1995 and December 25, 1994
                  (in thousands, except share data)

                                                  June    December
                                                  1995        1994
ASSETS

Current assets:
  Cash and cash equivalents                    $45,746     $59,296
  Accounts receivable                          960,038     913,501
  Inventories                                  896,421     844,111
  Prepaid expenses and other current assets     69,014      63,496
  Deferred income taxes                         93,865      95,126

    Total current assets                     2,065,084   1,975,530

Property, plant and equipment                7,191,154   6,925,036
Accumulated depreciation                    (2,467,014) (2,245,137)

    Net property, plant and equipment        4,724,140   4,679,899

Investments in affiliates                      126,693     125,097

Other assets                                   368,455     367,770

Goodwill                                       804,666     776,032

    Total assets                            $8,089,038  $7,924,328


             The accompanying notes are an integral part
              of the consolidated financial statements.





                       JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
               CONSOLIDATED BALANCE SHEETS, Continued
                  (in thousands, except share data)

                                                 June    December
                                                 1995        1994
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $607,191    $597,141
  Accrued liabilities                         548,594     513,599
  Short-term borrowings                                   225,132
  Current portion of long-term debt           229,484     221,367
  Income taxes payable                         18,730      11,647

    Total current liabilities               1,403,999   1,568,886

Long-term debt                              2,857,331   2,667,960
Accrued postretirement benefits
  other than pensions                         552,693     545,009
Deferred income taxes                         585,704     594,793
Other long-term liabilities                   318,059     231,129
Minority interests                            167,812     154,930

Preferred stock, $10 par value, 5,000,000
  shares authorized, issuable in series;
  shares outstanding,
  June 25, 1995 -- 3,630,584 and
  December 25, 1994 -- 3,630,604              740,269     740,303

Common stock, $.10 par value, 150,000,000
  shares authorized; shares outstanding,
  June 25, 1995 -- 81,982,221 and
  December 25, 1994 -- 81,695,419               8,198       8,170

Additional paid-in capital                  1,217,677   1,211,904
Retained earnings                             237,296     201,244

    Total liabilities and shareholders'
      equtiy                               $8,089,038  $7,924,328



             The accompanying notes are an integral part
              of the consolidated financial statements.




                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Quarters (13 Weeks) and Six Months (26 Weeks) Ended
                         June 25, 1995 and June 26, 1994
                    (in thousands, except per share amounts)

                                                    Second Quarter            Six Months
                                                   1995       1994         1995        1994

Net sales                                    $1,812,107 $1,198,145   $3,449,391  $2,303,648
Cost of goods sold                            1,403,446    990,697    2,703,828   1,925,563
Selling and administrative expenses             280,115    164,983      522,411     315,315
Severance and other items                                                 8,271

  Income from operations                        128,546     42,465      214,881      62,770

Interest expense                                 60,128     36,553      120,401      71,510
Other income, net                                 7,833     15,434       18,548      17,695

  Income before income taxes and minority
    interest                                     76,251     21,346      113,028       8,955

Income tax expense                               32,786      8,521       48,600       3,546

  Income before minority interests               43,465     12,825       64,428       5,409

Minority interests                               (1,702)        75         (522)        405

  Net income                                    $41,763    $12,900      $63,906      $5,814

Preferred dividend requirements                 (14,643)    (8,201)     (29,286)    (16,403)

  Net income (loss) applicable to common
    shares                                      $27,120     $4,699      $34,620    $(10,589)

Net income (loss) per common share and
  common share equivalent                          $.33       $.06         $.42       $(.13)

Cash dividends per common share                    $.15       $.15         $.30        $.30

Weighted average number of common shares
  and common share equivalents                   83,368     81,901       83,237      81,883


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months (26 Weeks) Ended
                   June 25, 1995 and June 26, 1994
                           (in thousands)
                                                         1995         1994
Cash provided by (used for) operating
activities:
  Net income                                          $63,906       $5,814
  Items not affecting cash:
    Depreciation expense and cost of timber harvested 234,892      178,038
    Deferred income tax provision                       8,704          662
    Equity in earnings of unconsolidated affiliates   (11,483)      (4,164)
    Severance and other items                           8,271
    Retirement benefits expense in excess of funding    7,505       14,044
    Amortization of goodwill                           11,399        2,358
    Other noncash items                                 4,410        6,757
  Change in current assets and liabilities:
    Accounts receivable                               (16,237)     (21,496)
    Inventories                                       (37,548)     (35,665)
    Prepaid expenses and other current assets         (10,433)        (907)
    Accounts payable and accrued liabilities            3,091      (17,739)
    Other current liabilities                           9,285      (14,337)
  Dividends received from unconsolidated affiliates    17,996
  Other, net                                           (8,280)      (5,263)

      Cash provided by operating activities           285,478      108,102
Cash provided by (used for) investing activities:
  Expenditures for property, plant and equipment     (208,707)    (143,363)
  Cash received from sale of assets                     2,843        8,935
  Proceeds on sale of partnership option               24,327
  Investments in affiliates                                        (12,108)
  Other, net                                           12,625        2,777

      Cash used for investing activities             (168,912)    (143,759)
Cash provided by (used for) financing activities:
  Additions to long-term debt                           6,321       98,568
  Payments of long-term debt                          (88,078)     (21,083)
  Common and preferred stock cash dividends paid      (53,800)     (40,907)
  Other, net                                            5,441       (1,399)

      Cash provided by (used for) financing
        activities                                   (130,116)      35,179
Decrease in cash and cash equivalents                 (13,550)        (478)
Cash and cash equivalents, beginning of period         59,296       23,620

Cash and cash equivalents, end of period              $45,746      $23,142

             The accompanying notes are an integral part
              of the consolidated financial statements.




             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements of James River Corporation of Virginia and Subsidiaries (the "Company" or "James River") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 25, 1995, and its results of operations for the quarters (13 weeks) and the six months (26 weeks) ended June 25, 1995, and June 26, 1994, and its cash flows for the six months then ended. The balance sheet as of December 25, 1994, was derived from audited financial statements as of that date. The results of operations for the six months ended June 25, 1995, are not necessarily indicative of the results to be expected for the full year. The results of Jamont N.V. ("Jamont"), the Company's European consumer products subsidiary, are included on the basis of closing dates which lag the Company's fiscal periods by one month.

      Certain amounts in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.

2.   Acquisitions and Dispositions

      On March 29, 1995, the Company announced its Board of Directors had approved proceeding with a spin-off to shareholders of a large part of the Company's Communications Papers Business, along with the specialty paper-based portion of its Food and Consumer Packaging Business. The new company, Crown Vantage Inc. ("Vantage"), which is expected to have annual sales of over $1 billion in 1995, will include papermaking operations with an annual capacity of approximately one million short tons. The assets of Vantage will include mills located in St. Francisville, La.; Berlin, N.H.; Adams, Mass.; Newark, Del.; Richmond, Va.; St. Andrews and Penicuik, Scotland; Ypsilanti, Parchment and Port Huron, Mich.; and Milford N.J. The St. Francisville, La., and Berlin, N.H., mills include annual pulping capacity of nearly 600,000 short tons, or approximately three-quarters of Vantage's fiber needs. Approximately 120,000 acres of managed forests supporting the Berlin and St. Francisville mills will also be included in Vantage. The spin-off is planned to be tax-free to shareholders and is expected to be effective during the summer of 1995.

      The pro forma information presented below is based on James River's financial statements, as adjusted to give effect to (i) James River's receipt of cash in connection with the spin-off of Vantage,
(ii) the receipt of a pay-in-kind note to James River from Vantage and (iii) the execution of the transition agreements between James River and Vantage. The pro forma information is presented as if the spin-off had been completed as of June 25, 1995, for any balance sheet information and as of the beginning of 1995 for each period for which pro forma consolidated operating data are presented. The pro forma financial information does not purport to represent the actual financial position as it will finally be recorded, or the results of operations which would actually have been reported if the spin-off had occurred on the dates or for the periods indicated, or which may be reported in the future.



Pro Forma Consolidated Operating Data     Quarter Ended  Six Months Ended
(in millions, except per share data)      June 25, 1995     June 25, 1995

Net sales                                      $1,573.4          $2,979.6

Operating profit                                  112.1             179.3

Net income                                         38.5              56.1

Net income applicable to common shares
  (after preferred dividend requirements)          23.8              26.8

Net income per common share                        $.29              $.32


      The Company expects to receive approximately $480 million in cash proceeds which is planned to be used to pay down its existing long-term debt. Pro forma total debt, net of the application of cash proceeds, as of June 25, 1995, is $2,579.6 million and the pro forma ratio of total debt to total capitalization is 52.0%. These amounts compare to actual total debt of $3,086.8 million and a total debt to total capitalization ratio of 56.6% as of June 25, 1995.

      In November 1994, James River initiated the exercise of its option to purchase CRSS Capital, Inc.'s ("CRSS") 50% total direct and indirect interest in the Naheola Cogeneration Limited Partnership (the "Naheola Partnership"). Earlier this spring, James River and CRSS reached a settlement allowing James River to assign the right to purchase CRSS's interest to UtilCo Group Inc. ("UtilCo"). In May 1995, UtilCo purchased CRSS's 50% interest in the chemical recovery and cogeneration facility at the Naheola pulp and paper mill in Pennington, Alabama. The proceeds to James River on its sale of this purchase option to UtilCo of $24.3 million are reflected in the consolidated statement of cash flows for the six months ended June 25, 1995. Such proceeds were recognized as a deferred gain and will result in reduced expenses for James River of $1.4 million annually. James River retains ownership of the remaining 50% total direct and indirect interest in this facility.

3.   Severance and Other Items

     Results for the first six months of 1995 included a nonrecurring charge of $8.3 million ($5.3 million net of tax benefits and minority interest, or $.06 per share) primarily for costs related to a reduction of approximately 500 employees at European Consumer Products Business locations in the British Isles. During 1995, the Company made severance payments of $6.8 million to approximately 312 terminated employees in both the United States and Europe for whom severance costs had been accrued beginning in December 1994. The Company expects to incur additional severance expenses during 1995 associated with ongoing cost reduction programs and consolidation of certain operations in Europe.

     In April 1995, the Company announced its decision to discontinue towel and tissue converting operations at its Berlin, New Hampshire, facility by the end of June. This decision will affect approximately 80 salaried and hourly positions. One small tissue machine has been taken out of production, and selected converting equipment will be transferred to other James River facilities. The Company currently expects that any severance costs or fixed asset write-offs associated with the closure will not be material. The majority of the assets that comprise the Berlin pulp and paper mill will be part of the spin-off to Vantage (see Note 2).

4.   Other Income

      The components of other income were as follows for the six months ended June 25, 1995, and June 26, 1994 (in thousands):

                                        June      June
                                        1995      1994
Interest and investment income        $5,992   $10,926
Equity in earnings of
  unconsolidated affiliates           11,483     4,164
Foreign currency exchange gain (loss) (1,248)     (357)
Other, net                             2,321     2,962

    Total other income               $18,548   $17,695


5.   Income Taxes

      The Company's effective income tax rate was 43% for the six months ended June 25, 1995, compared to 39.6% for the first six months of 1994. The increase in the effective tax rate from the prior year was primarily due to (i) foreign net operating losses for which valuation allowances have been established and (ii) the relative size of non-tax-deductible permanent differences, the most significant of which relates to goodwill resulting from the consolidation of Jamont beginning in the third quarter of 1994.

6.   Inventories

      The components of inventories were as follows as of June 25, 1995, and December 25, 1994 (in thousands):

                                           June  December
                                           1995      1994
Raw materials                          $224,763  $187,634
Finished goods and work in process      574,086   543,872
Stores and supplies                     187,811   184,457
                                        986,660   915,963
Reduction to state certain inventories
  at last-in, first-out cost            (90,239)  (71,852)

    Total inventories                  $896,421  $844,111



7.   Long-Term Debt

      In support of the Company's focus as a worldwide consumer products business, management has decided to utilize its global revolver capacity to refinance short-term borrowings of approximately $200 million, as compared to the segregation of domestic and foreign borrowing capacity employed in prior years. Because of the availability of long-term financing under the terms of the domestic and foreign revolving credit agreements and the Company's intention to refinance its worldwide commercial paper, money market notes and other short-term borrowings, these borrowings have been classified as long-term debt in the June 25, 1995, balance sheet.

8.   Financial Instruments

      The estimated fair value of the Company's $1,286 million notional amount of interest rate swaps was a liability of $28.9 million as of June 25, 1995, compared to a liability of $128 million as of December 25, 1994. As of June 25, 1995, the carrying value of foreign exchange contracts was a net liability of $94.6 million and the estimated fair value of such contracts was a net liability of $121.5 million, compared to net liabilities of $39.6 million and $73.0 million, respectively, as of December 25, 1994. The estimated fair values were based on quoted market prices of comparable instruments and current market rates as of June 25, 1995, and December 25, 1994, respectively.

9.   Commitments and Contingent Liabilities

     (a)  Put and Call Arrangements:

           James River is a party to a put and call arrangement related to the 14% minority interest in Jamont currently owned by EuroPaper Inc. ("EuroPaper"). EuroPaper may put its interest in Jamont to James River during May 1996 and James River may call these shares during August 1996, each at a fixed price of approximately 1.04 billion French francs (approximately $214.4 million using exchange rates in effect as of June 25, 1995). In addition, James River has a separate call agreement with EuroPaper under which it may call EuroPaper's shares through April 1996 at a formula price.

           James River and UtilCo each own 50% of the Naheola Partnership, which was formed in order to develop and operate a $300 million chemical recovery unit at the Company's Naheola mill. James River has an option to purchase UtilCo's interest at a formula price. UtilCo also has an option to put its interest in the partnership to James River at a formula price. UtilCo's option may only be exercised (i) if the facility becomes subject to regulation as a public utility, (ii) if production levels at the Naheola mill fall below certain levels due to the Company's shifting of production to other mills or
     (iii) if the Naheola mill is sold to a competitor of UtilCo; management believes the probability of the occurrence of any of these events is remote.

     (b)  Environmental Matters:

           Like its competitors, James River is subject to extensive regulation by various federal, state, provincial and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations on the discharge of materials into the environment, including effluent and emission limitations, as well as require the Company to obtain and operate in compliance with the conditions of permits and other governmental authorizations. Future regulations could materially increase the Company's capital requirements and certain operating expenses in future years.

           In December 1993, the U.S. Environmental Protection Agency ("EPA") published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions ("cluster rules"). The final rules are likely to be issued in late 1996, with a nominal compliance date of 1999. These rules may require significant changes in the pulping and/or bleaching process presently used in some U.S. pulp mills, including several of James River's mills. The implementation of the rules could materially increase the Company's capital expenditures between 1997 and 1999. Based on its evaluation, the Company expects that such capital expenditures could be at least $300 million for James River, if the regulations are approved as originally proposed. Of this amount, approximately $70 million would be associated with the Vantage facilities to be spun-off, reducing James River's portion of potential costs to meet the original proposal to at least $230 million. This estimate could change, depending on several factors, including changes to the proposed regulations, new developments in control and process technology, and inflation.

            In addition, James River has been identified as a potentially responsible party ("PRP"), along with others, at various EPA designated Superfund sites and is involved in remedial investigations and actions under federal and state laws. It is James River's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of June 25, 1995, James River's accrued environmental liabilities, including remediation and landfill closure costs, totaled $36.9 million. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accrual as necessary. The accruals do not reflect any possible future insurance recoveries. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRP's. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position but could have a material effect on consolidated results of operations in a given quarter or year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

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

10.  Segment Information

      James River's net sales and income from operations by business segment were as follows for the quarters and six months ended June 25, 1995, and June 26, 1994 (in thousands):

                                  Second Quarter              Six Months
                                 June        June          June        June
                                 1995        1994          1995        1994
Net sales:
  Consumer products:
    North America            $686,669    $621,370    $1,296,167  $1,178,594
    Europe                    422,877                   780,517
      Total consumer
        products            1,109,546     621,370     2,076,684   1,178,594
  Food and consumer
    packaging                 431,568     399,328       851,881     775,065
  Communications papers       325,891     220,453       627,201     435,497
  Intersegment elimination    (54,898)    (43,006)     (106,375)    (85,508)

    Total net sales        $1,812,107  $1,198,145    $3,449,391  $2,303,648

Operating profit (loss):
  Consumer products:
    North America             $58,408     $46,991       $96,833     $75,307
    Europe                     10,464                    14,011
      Total consumer
        products               68,872      46,991       110,844      75,307
  Food and consumer
    packaging                  16,463      34,310        34,483      60,943
  Communications papers        60,155     (26,516)      104,656     (51,575)
  Severance and other items                              (8,271)
  General corporate expenses  (16,944)    (12,320)      (26,831)    (21,905)

    Income from operations   $128,546     $42,465      $214,881     $62,770


11.  Pro Forma Data -- Jamont

      In July 1994, James River increased its ownership interest in Jamont from 43% to 86% for approximately $575 million and began accounting for Jamont as a consolidated subsidiary. The following pro forma information assumes that the acquisition of the additional interest in Jamont occurred as of the beginning of 1994. The pro forma financial information does not purport to be indicative of the results of operations which would actually have been reported if the transactions had occurred for the periods indicated or which may be reported in the future. Jamont is included in the consolidated balance sheets as of June 25, 1995, and December 25, 1994, and its results of operations are consolidated for all of 1995.


Pro Forma Consolidated Operating Data   Quarter Ended    Six Months Ended
(in millions, except per share data)    June 26, 1994       June 26, 1994

Net sales                                    $1,576.8            $3,006.3

Operating profit                                 59.5                94.8

Net income (loss)                                 8.1                (0.3)

Net loss applicable to common shares
  (after preferred dividend requirements)        (6.5)              (29.6)

Net loss per common share                       $(.08)              $(.36)



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


      The Company reported net income of $41.8 million for its second quarter ended June 25, 1995, more than triple the $12.9 million in 1994's second quarter. Earnings of $.33 per share for the second quarter were similarly improved over the earnings of $.06 per share reported in last year's second quarter. Results for the second quarter of 1994 included nonrecurring interest income of $5.4 million, or $.07 per share. Net sales of $1.8 billion reported in the second quarter were 51% above the $1.2 billion of sales in the prior year's quarter. Compared to the prior year, $423 million, or 35%, of the sales growth was attributable to the European Consumer Products Business, which was not consolidated until July 1994. The remaining sales growth of 16% represented a combination of improved pricing and stronger volumes in many product lines, as discussed below. Income from operations totaled $128.5 million for the second quarter, more than three times last year's second quarter.

      Operating profits in the North American Consumer Products Business increased 24%, from $47.0 million in last year's second quarter to $58.4 million in the current quarter, while net sales increased 11% over the same period, from $621.4 million to $686.7 million. Improved sales and profitability continue to be driven by better pricing, especially in the commercial line. Current quarter volumes in the retail and club lines remained relatively constant compared to the prior year, while commercial volumes declined by 10% for the same period. This decline is attributable to relaxed customer demand in response to price increases. Price increases began to be put into place late in 1994 in response to higher raw materials costs and continued to become effective during the second quarter in response to competitive pressures and the persisting upward trend in raw materials costs.

      Operating profits for the European Consumer Products Business decreased to $10.5 million, compared to $17.0 million on a pro forma basis in last year's second quarter, while net sales increased to $422.9 million in this year's second quarter from $378.7 million on a pro forma basis in the prior year. Profitability of the European Consumer Products Business has been hindered by significant increases in the cost of market pulp, waste paper and other raw materials during 1994 and 1995 without commensurate increases in finished goods prices. Although there has been improved recovery of such raw material costs and positive results from cost reduction programs during 1995, volumes have declined 2% compared to the second quarter of 1994 as a result of the current aggressive pricing position; James River has led price increase initiatives in many European countries. This situation has delayed the expected increase in overall profitability. In addition, second quarter 1995 sales increased approximately $48 million over the prior year due to changes in foreign currency exchange rates. Operating profit for the first quarter of 1995 was $3.5 million, while sales were $357.6 million. Improved profitability over the first quarter was attributable to a combination of unit volume recovery, stronger pricing and continued cost reductions.

      The Food and Consumer Packaging Business reported a decline in operating profits, from $34.3 million in last year's second quarter to $16.5 million in the current quarter, while net sales increased by 8%, from $399.3 million to $431.6 million for the comparable periods. The increase in sales was due to price increases implemented to recover the rapid escalation in raw materials costs. Primary causes of the decline in operating profits for the quarter were competitive pressures, softening product demand, as well as excess raw materials costs and other manufacturing costs primarily experienced in the flexible packaging operations. The paper packaging group performance was depressed by high pulp costs. Folding carton performance was equal to the prior year due to the successful recovery of raw materials cost increases. Paperboard production hit record levels during the quarter, but softening demand led to increases in finished goods inventories and forced downtime. In addition, the flexible packaging operations experienced a slight decrease in unit volumes during the quarter as compared to the prior year's quarter.

      Results for the Communications Papers Business continued the dramatic rebound begun in the second half of 1994. Operating profits increased to $60.2 million in 1995's second quarter compared with a loss of $26.5 million in the prior year, while net sales increased by 48% from $220.5 million last year to $325.9 million this year. Profitability for the quarter was favorably affected by improved pricing. Pricing improved by over 50% for this business compared to the prior year, despite slightly decreased volumes. Price increases for uncoated free sheet and coated and uncoated groundwood papers combined with the benefits of cost reduction efforts and productivity improvements effected during the last cyclical downturn caused the sharp year-over-year improvement. Second quarter results continued to be negatively affected by increasing costs for wood fiber. Higher costs for wood chips were caused by several factors, including declining supplies from Federal lands, soft lumber markets and continued higher demand for wood chips. Additional price increases may be implemented in the remainder of 1995, however, costs for wood chips may also continue to rise.

      For the six months, James River reported net sales of $3.4 billion in 1995, compared to $2.3 billion in 1994. Net income for the first six months of 1995 was $63.9 million, or $.42 per share, compared to 1994's net income of $5.8 million, or a loss of $(.13) per share. Results for 1995 included a net charge of $5.3 million, or $.06 per share, primarily for severance costs in the United Kingdom, while 1994 results included net income of $5.4 million, or $.07 per share, from nonrecurring interest income. General corporate expenses for 1995 included $6.7 million of consulting fees ($4.1 million net of tax benefits, or $.05 per share) incurred in connection with cost reduction programs. Interest expense for the first six months of 1995 increased by $48.9 million compared with the same period in 1994 as consolidated total debt increased from $2,117 million on June 26, 1994, to $3,086 million on June 25, 1995. The increase in debt was attributable to the July 1994 purchase and consolidation of Jamont. Other income increased to $18.5 million for the first half of 1995 from $17.7 million for the comparable period in 1994. This slight increase is a combination of an increase in equity earnings of unconsolidated affiliates, primarily the Company's earnings from its Brazilian affiliate which has benefited from increases in worldwide market pulp prices, offset by a decrease in interest income. Interest income in 1994 included $9.0 million ($5.4 million after taxes, or $.07 per share) of nonrecurring interest income on income tax refunds. Further detail on other income is included in Note 4 of Notes to Consolidated Financial Statements. The change in the effective tax rate for 1995 is discussed in Note 5 of Notes to Consolidated Financial Statements.

      The Company progressed with the spin-off to shareholders of Vantage, a new company which will include a substantial portion of the Company's Communications Papers Business and the specialty paper-based portion of its Food and Consumer Packaging Business. Vantage is expected to incur $500 million in long-term debt, the net proceeds of which will be paid to James River as a return of capital. Vantage will also issue $100 million of notes to James River. James River plans to use the cash proceeds to reduce its long-term debt. The spin-off is currently expected to be completed in late summer (see
Note 2 of Notes to Consolidated Financial Statements).

      At a meeting with security analysts on July 28, 1995, the Company discussed details of its ongoing restructuring initiatives, cost reduction programs and succession plans, all designed to transform the Company into a more focused, more profitable consumer products company. These programs include dramatic changes in how the Company purchases raw materials, equipment and services, fundamental redesign of how work is done in its manufacturing facilities, modernization of its tissue converting operations, upgrading of information systems that respond to customer orders, streamlining of its distribution network, and redesign and consolidation of its administrative and support activities. Interest savings are expected to result from debt reduction associated with both the spin-off of Vantage and the possible separation of the Food and Consumer Packaging Business. Mr. Williams, the Chairman and Chief Executive Officer of the Company, plans to retire at the end of the year, and a search for his successor is nearing completion.

      The Company expects to see further profit improvements as the year progresses. Consumer Products' results, in both the U.S. and Europe, should continue to improve, as announced price increases are more fully implemented. Communications Papers' results are expected to remain strong, as market conditions continue to be favorable. In addition to the Vantage spin-off, alternatives for the Food and Consumer Packaging Business continue to be evaluated in order to enhance shareholder value, reduce debt and improve the strategic focus of the Company.


Financial Condition

      Capital expenditures totaled $208.7 million for the first six months of 1995 compared with $143.4 million for the same period of 1994. This increase is primarily due to the effect of the consolidation of Jamont's capital spending in 1995. Cash provided by operations for the six months ended June 25, 1995, totaled $285.5 million, compared to $108.1 million in the comparable period of 1994. This increase is primarily due to increases in net income, changes in domestic working capital components (mainly decreased receivables and increased payables and other current liabilities), and dividends received from its unconsolidated Brazilian affiliate and the Naheola Partnership in 1995. The Company's current ratio increased to 1.47 as of June 25, 1995, from 1.26 as of December 25, 1994, and working capital increased to $661 million from $407 million for the same time period. The increase in working capital of $254 million was primarily attributable to the recharacterization of short-term borrowings as long-term debt based on the Company's ability and intention to refinance such borrowings.

     James River's ratio of total debt, including the current portion and short-term borrowings, to total capitalization was 56.6% as of June 25, 1995, compared to 57.4% as of December 25, 1994. For purposes of calculating this ratio, total capitalization represents the sum of current and long-term debt, including short-term borrowings, minority interests and equity accounts. On December 14, 1994, the Company refinanced Jamont's European currency unit ("ECU") borrowing facility which was reduced in size from ECU 400 million to ECU 330 million. For the six months ended June 25, 1995, the ratio of earnings to fixed charges was 1.75. For the year ended December 25, 1994, earnings were inadequate to cover fixed charges by $18.8 million.

      As of June 25, 1995, under the most restrictive provisions of the Company's debt agreements, the Company had additional borrowing capacity of approximately $630 million and net worth in excess of the minimum requirement specified by such agreements of approximately $470 million.

      In May 1995, James River completed the assignment of the right to purchase the remaining 50% total direct and indirect interest in the Naheola Partnership to UtilCo. UtilCo paid James River $24.3 million for the assignment of the purchase option, and the proceeds were recognized as a deferred gain and will result in reduced expenses of approximately $1.4 million per year (see Note 2 of Notes to Consolidated Financial Statements).

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

      James River has been notified by the EPA of a proposed civil action relating to certain environmental violations at the Company's Berlin, New Hampshire, mill. The EPA filed a civil action in federal court in New Hampshire and concurrently filed a consent decree which is subject to court approval. The Company has agreed to a settlement with the EPA and the Department of Justice relating to this action which will involve penalties of $200,000. In addition, the Company has agreed to implement environmentally beneficial capital improvements at a cost of approximately $500,000. A citizen's group whose members live near the Berlin facility has moved to intervene in the matter which may impact the final resolution of this action.

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

          27 Financial Data Schedules for the six months ended June 25, 1995 (incorporated by reference to Exhibit 27 to the Company's Current Report on Form 8-K dated July 20, 1995).

          99(a)  Press  release  announcing highlights  from
                 security  analyst meeting  dated  July  31,
                 1995 -- filed herewith.                       27

          99(b)  Press  release  announcing the  negotiation
                 of  an  information technologies management
                 contract  dated  July  31,  1995  --  filed
                 herewith.                                     29

     (b)  Reports on Form 8-K:

          During the quarter ended June 25, 1995, and subsequent thereto, the Company filed the following Current Reports on Form 8-K:

          Date of Report      Event Reported
          March 29, 1995      The  Company published a press  release
                              announcing that the Board of  Directors
                              approved proceeding with a spin-off  to
                              shareholders  which  includes  a  large
                              part   of  the  Communications   Papers
                              Business    and    certain    specialty
                              packaging papers operations included in
                              its   Food   and   Consumer   Packaging
                              Business.

          May 22, 1995        The  Company published a press  release
                              announcing the completion of  the  sale
                              of  50%  of  the chemical recovery  and
                              cogeneration  facility at  its  Naheola
                              pulp  and  paper  mill  in  Pennington,
                              Alabama, to UtilCo Group Inc.

          June 15, 1995       The  Company published a press  release
                              announcing    that    a    Registration
                              Statement was filed with the Securities
                              and  Exchange Commission by Crown Paper
                              Co.  for the proposed issuance of  $250
                              million of debt securities.

          July 20, 1995       The  Company published a press  release
                              announcing  its results  of  operations
                              for  the second quarter and six  months
                              ended June 25, 1995.

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


Date:  August 2, 1995