Form 10-Q
period 1995-09-24
JAMES RIVER CORP OF VIRGINIA
filed 1995-11-07
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                              FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  September 24, 1995    Commission File Number:  1-7911


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

                                                    Yes  X         No

Number of shares of $.10 par value common stock outstanding as of November 1, 1995:

                          84,807,640 shares



                       JAMES RIVER CORPORATION
                             of Virginia
                    QUARTERLY REPORT ON FORM 10-Q
                         September 24, 1995


                          TABLE OF CONTENTS

                                                                      Page No.
PART I.  FINANCIAL INFORMATION:

     ITEM 1.  Financial Statements:

          Consolidated Balance Sheets as of September 24, 1995 and
          December 25, 1994                                                  3

          Consolidated Statements of Operations for the quarters and
          nine months ended September 24, 1995 and September 25, 1994        5

          Consolidated Statements of Cash Flows for the nine months
          ended September 24, 1995 and September 25, 1994                    6

          Notes to Consolidated Financial Statements                         7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           16


PART II.  OTHER INFORMATION:

     ITEM 1.  Legal Proceedings                                             19

     ITEM 2.  Changes in Securities                                         19

     ITEM 3.  Defaults Upon Senior Securities                               19

     ITEM 4.  Submission of Matters to a Vote of  Security  Holders         19

     ITEM 5.  Other Information                                             19

     ITEM 6.  Exhibits and Reports on Form 8-K                              19

     SIGNATURES                                                             21


PART I.     FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS
              September 24, 1995 and December 25, 1994
                  (in thousands, except share data)

                                             September    December
                                                  1995        1994
ASSETS

Current assets:
  Cash and cash equivalents                    $43,667     $59,296
  Accounts receivable                          906,674     913,501
  Inventories                                  806,124     844,111
  Prepaid expenses and other current assets     56,309      63,496
  Deferred income taxes                         85,688      95,126

    Total current assets                     1,898,462   1,975,530

Property, plant and equipment                6,054,862   6,925,036
Accumulated depreciation                    (2,048,203) (2,245,137)

    Net property, plant and equipment        4,006,659   4,679,899

Investments in affiliates                      140,948     125,097

Other assets                                   399,498     367,770

Goodwill                                       758,336     776,032

    Total assets                            $7,203,903  $7,924,328


             The accompanying notes are an integral part
              of the consolidated financial statements.


                       JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
               CONSOLIDATED BALANCE SHEETS, Continued
                  (in thousands, except share data)

                                            September    December
                                                 1995        1994
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $583,409    $597,141
  Accrued liabilities                         509,566     513,599
  Short-term borrowings                                   225,132
  Current portion of long-term debt            16,976     221,367
  Income taxes payable                         20,554      11,647

    Total current liabilities               1,130,505   1,568,886

Long-term debt                              2,456,612   2,667,960
Accrued postretirement benefits
  other than pensions                         460,499     545,009
Deferred income taxes                         497,796     594,793
Other long-term liabilities                   267,411     231,129
Minority interests                            163,842     154,930

Preferred stock, $10 par value, 5,000,000
  shares authorized, issuable in series;
  shares outstanding,
  September 24, 1995 -- 3,630,581 and
  December 25, 1994 -- 3,630,604              740,264     740,303

Common stock, $.10 par value, 150,000,000
  shares authorized; shares outstanding,
  September 24, 1995 -- 84,554,846 and
  December 25, 1994 -- 81,695,419               8,455       8,170

Additional paid-in capital                  1,275,347   1,211,904
Retained earnings                             203,172     201,244

    Total liabilities and shareholders'
       equity                              $7,203,903  $7,924,328


             The accompanying notes are an integral part
              of the consolidated financial statements.


                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Quarters (13 Weeks) and Nine Months (39 Weeks) Ended
                    September 24, 1995 and September 25,1994
                    (in thousands, except per share amounts)

                                        Third Quarter            Nine Months
                                       1995       1994         1995        1994

Net sales                        $1,750,150 $1,444,773   $5,199,541  $3,748,421
Cost of goods sold                1,332,564  1,182,954    4,036,392   3,108,517
Selling and administrative
  expenses                          274,708    214,557      797,119     529,872
Severance and other items            23,413                  31,684

    Income from operations          119,465     47,262      334,346     110,032

Interest expense                     56,159     51,824      176,560     123,334
Other income, net                    16,779      6,653       35,327      24,348

    Income before income taxes
       and minority interest         80,085      2,091      193,113      11,046

Income tax expense:
    Tax on current income            34,433      1,909       83,033       5,455
    Effect of tax rate change         8,331                   8,331

      Total income tax expense       42,764      1,909       91,364       5,455

     Income before minority
       interests                     37,321        182      101,749       5,591

Minority interests                   (1,028)      (281)      (1,550)        124

    Net income (loss)               $36,293       ($99)    $100,199      $5,715

Preferred dividend requirements     (14,642)   (14,442)     (43,928)    (30,845)

    Net income (loss) applicable to
      common shares                 $21,651   ($14,541)     $56,271    ($25,130)

Net income (loss) per common share
   and common share equivalents        $.25      $(.18)        $.67       $(.31)

Cash dividends per common share        $.15       $.15         $.45        $.45

Weighted average number of common
shares and common share equivalents  84,824     81,686       84,171      81,663


                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                       JAMES RIVER CORPORATION
                    of Virginia and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months (39 Weeks) Ended
              September 24, 1995 and September 25, 1994
                           (in thousands)
                                                      1995       1994
Cash provided by (used for) operating
activities:
  Net income                                      $100,199     $5,715
  Items not affecting cash:
    Depreciation expense and cost of timber
      harvested                                    352,275    284,016
    Deferred income tax provision                   19,406     (2,221)
    Equity in earnings of unconsolidated
      affiliates                                   (18,403)    (6,736)
    Severance and other items                       31,684
    Retirement benefits expense in excess of
      funding                                        9,523     11,092
    Amortization of goodwill                        17,186      5,755
    Other noncash items                              2,310      7,620
  Change in current assets and liabilities:
    Accounts receivable                            (63,831)   (30,006)
    Inventories                                    (54,295)    10,509
    Prepaid expenses and other current assets       (5,614)   (11,389)
    Accounts payable and accrued liabilities        35,726    (23,866)
    Other current liabilities                       10,030     (2,025)
  Dividends received from unconsolidated
    affiliates                                      20,144
  Other, net                                       (15,703)   (15,611)

      Cash provided by operating activities        440,637    232,853
Cash provided by (used for) investing
activities:
  Expenditures for property, plant and
    equipment                                     (315,598)  (220,752)
  Cash paid for acquisitions, net                            (538,009)
  Proceeds on sale of partnership option            22,200
  Proceeds on sale of property, plant and
    equipment                                       14,731      2,948
  Cash received from sale of assets                  8,545     18,853
  Investments in affiliates                                   (11,835)
  Other, net                                         3,934      3,165

      Cash used for investing activities          (266,188)  (745,630)
Cash provided by (used for) financing
activities:
  Additions to long-term debt                        7,750    417,611
  Payments of long-term debt                      (659,921)   (76,439)
  Proceeds on spin-off of Crown Vantage Inc.,
     net of cash and cash equivalents              480,394
  Preferred stock issued, net of issuance costs               278,928
  Common and preferred stock cash dividends
    paid                                           (80,754)   (61,332)
  Common stock issued on exercise of stock options  62,459        161
  Other, net                                            (6)    (1,300)

      Cash provided by (used for) financing
        activities                                (190,078)   557,629

Increase (decrease) in cash and cash equivalents   (15,629)    44,852
Cash and cash equivalents, beginning of period      59,296     23,620

Cash and cash equivalents, end of period           $43,667    $68,472


             The accompanying notes are an integral part
              of the consolidated financial statements.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements of James River Corporation of Virginia and Subsidiaries (the "Company" or "James River") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 24, 1995, and its results of operations for the quarters (13 weeks) and the nine months (39 weeks) ended September 24, 1995, and September 25, 1994, and its cash flows for the nine months then ended. The balance sheet as of December 25, 1994, was derived from audited financial statements as of that date. The results of operations for the nine months ended September 24, 1995, are not necessarily indicative of the results to be expected for the full year. The results of Jamont N.V. ("Jamont"), the Company's European consumer products subsidiary, are included on the basis of closing dates which lag the Company's fiscal periods by one month.

      Certain amounts in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.

2.   Acquisitions and Dispositions

      On August 25, 1995, the Company completed the spin-off to shareholders of a large part of the Company's Communications Papers Business, along with the specialty paper-based portion of its Food and Consumer Packaging Business. The new company, Crown Vantage Inc. ("Vantage"), includes the assets and liabilities of pulp and paper making facilities located in St. Francisville, La.; Berlin-Gorham, N.H.; Adams, Mass.; Newark, Del.; Richmond, Va.; St. Andrews and Penicuik, Scotland; Ypsilanti, Parchment and Port Huron, Mich.; and Milford N.J. These operations produce coated groundwood and uncoated freesheet papers and pulp.

      This spin-off consisted of a series of transactions in which James River transferred to Vantage certain James River assets and Vantage assumed certain related liabilities from James River. Crown Paper Co. (the operating subsidiary of Vantage) obtained financing through a public debt offering and initial borrowings under its bank credit facilities (collectively, the "Financings"). The net proceeds from the Financings of $480 million were received by James River and were treated as a return of the Company's investment. James River used the cash proceeds to reduce its long-term debt (see Note 7). In addition, pay-in-kind notes which were valued at $85 million were issued to James River from Vantage and treated as an additional return of its investment in Vantage. Thereafter, on August 25, 1995, all of the common stock of Vantage was distributed on a pro rata basis to James River shareholders in a tax-free spin-off. In connection with the spin-off, the Company and Vantage have entered into various transition agreements that provide for the allocation of assets, resources, employees, benefit plans, taxes, liabilities and certain administrative and other services, and for the purchase and sale of products between the Company and Vantage. The operating results of the facilities which now make up Vantage are included in the September 24, 1995, consolidated statement of income and the consolidated statement of cash flows for the eight months (35 weeks) ended August 27, 1995.

      The spin-off required adjustments to the conversion price of each series of convertible preferred stock. The conversion price adjustments were made pursuant to formulas specified in the Articles of Serial Designation for each series (see Note 9). Additionally, the number of stock options, stock appreciation rights and deferred stock hypothetical shares held prior to the spin-off were increased by a factor of 1.016 per share, while the related share prices related to the stock options and stock appreciation rights were reduced by a factor of .984 per share in order to preserve the economic benefit of these options and grants.

      The September 24, 1995, consolidated balance sheet reflects the impact of the $25.0 million reduction in retained earnings, the $11.1 million reduction in the equity component of the minimum pension liability, and the $.4 million foreign currency translation adjustment resulting from the distribution of Vantage stock. The following non-cash supplemental information is provided regarding the accounts of Vantage spun off as a stock dividend on August 25, 1995, (in thousands):

     Total current assets                  $211,265
     Total current liabilities              (99,762)
     Property, plant and equipment          678,745
     Other long-term assets                  71,442
     Pay-in-kind notes receivable           (85,000)
     Long-term debt                         (23,995)
     Other long-term liabilities           (131,358)
     Deferred income taxes                 (104,455)
      Total non-cash items                  516,882

     Net proceeds on spin-off, net of cash
     and cash equivalents of $2.9 million  (480,394)

         Net non-cash impact of Vantage
           spin-off                         $36,488

      The pro forma consolidated operating data presented below is based on James River's financial statements, as adjusted to give pro forma effect to (i) James River's receipt of cash in connection with the spin-off of Vantage, (ii) the receipt of pay-in-kind notes to James River from Vantage and (iii) the execution of the transition agreements between James River and Vantage. The pro forma information is presented as if the spin-off had been completed as of the beginning of 1995 for each period for which pro forma consolidated operating data is presented. The pro forma financial information does not purport to be indicative of the results of operations which would actually have been reported if the spin-off had occurred on the dates or for the periods indicated, or which may be reported in the future.

      Pro Forma Consolidated Operating Data      Quarter    Nine Months
      (in millions, except per share data)         Ended          Ended
                                           September 24,  September 24,
                                                    1995           1995

      Net sales                                 $1,583.2       $4,562.8
      Operating profit                             103.1          281.9
      Net income                                    31.8           87.0
      Net income applicable to common shares
        (after preferred dividend requirements)     17.2           43.1

      Net income per common share                   $.20           $.51

      In November 1994, James River initiated the exercise of its option to purchase CRSS Capital, Inc.'s ("CRSS") 50% total direct and indirect interest in the Naheola Cogeneration Limited Partnership. In the spring of 1995, James River and CRSS reached a settlement allowing James River to assign the right to purchase CRSS's interest to UtilCo Group Inc. ("UtilCo"). In May 1995, UtilCo purchased CRSS's 50% interest in the chemical recovery and cogeneration facility at the Naheola pulp and paper mill in Pennington, Alabama. The net proceeds to James River on its sale of this purchase option to UtilCo of $22.2 million are reflected in the consolidated statement of cash flows for the nine months ended September 24, 1995. Such proceeds were recognized as a deferred gain and will result in reduced expenses for James River of $1.2 million annually. James River retains ownership of the remaining 50% total direct and indirect interest in this facility.

3.   Severance and Other Items

      Results for the third quarter of 1995 included nonrecurring charges of $23.4 million ($15.7 million net of tax benefits and minority interest, or $.18 per share) comprised of $18.6 million of costs for reductions of approximately 230 employees and $4.8 million of transaction costs associated with the spin-off of Vantage (see
Note 2). Employee reductions were made through a domestic voluntary separation program (65 employees), domestic workforce reductions (105 employees) and workforce reductions at European Consumer Products Business locations in the Nordic region (60 employees). Including the charge of $8.3 million in the first quarter of 1995, related to the workforce reductions of approximately 500 employees at the European Consumer Products Business locations in the British Isles, total nonrecurring charges were $31.7 million for the nine months ended September 24, 1995.

      During 1995, $2.8 million of severance charges, related to approximately 70 terminated employees, were spun off with Vantage. The Company made severance payments of $12.2 million to approximately 465 terminated employees in both the United States and Europe for whom severance costs had been accrued beginning in December 1994. The Company expects to incur additional severance expenses during the fourth quarter of 1995 associated with ongoing cost reduction programs and consolidations of certain operations in Europe.

4.   Other Income

      The  components of other income were as follows  for  the  nine
months  ended  September  24,  1995,  and  September  25,  1994   (in
thousands):
                                       September  September
                                            1995       1994
Interest and investment income            $8,439     $9,535
Equity in earnings of
  unconsolidated affiliates               18,403      6,736
Gain on sale of assets                     4,346      5,178
Foreign currency exchange loss            (1,167)      (348)
Other, net                                 5,306      3,247

    Total other income                   $35,327    $24,348



5.   Income Taxes

      In August 1995, the French Parliament passed a law imposing a 10% tax surcharge on the normal corporate tax rate, effectively increasing this tax rate from 33.33% to 36.66%, retroactive to January 1, 1995. During the quarter ended September 24, 1995, the
Company recorded a one-time charge of approximately $8.3 million ($7.1 million net of minority interests, or $.08 per share) to increase the deferred tax liability for the effect of this increase in tax rates.

      The  Company's effective income tax rate was 43% for  the  nine months ended September 24, 1995, excluding the effect of the $8.3 million charge for the tax rate change, compared to 49.4% for the first nine months of 1994. The decrease in the effective tax rate from the prior year was primarily due to the relative size of nondeductible permanent differences, primarily goodwill, to increased pre-tax income.

6.   Inventories

      The components of inventories were as follows as of September 24, 1995, and December 25, 1994 (in thousands):
                                    September    December
                                         1995        1994
Raw materials                        $212,788    $187,634
Finished goods and work in process    519,407     543,872
Stores and supplies                   149,094     184,457
                                      881,289     915,963
Reduction to state certain
inventories at last-in,
first-out cost                        (75,165)    (71,852)

    Total inventories                $806,124    $844,111


7.   Long-Term Debt

      In the third quarter of 1995, approximately $24.9 million in revenue bonds and other senior notes, including current portion, were spun off to Vantage. Additionally, net proceeds of $480 million received by James River from the spin-off were used to pay down $285 million in floating rate notes, $118 million in money market notes and $77 million in commercial paper at weighted average interest rates of 6.62%, 5.90% and 6.08%, respectively. The Company's total debt decreased from $3,114 million as of December 25, 1994 to $2,474 million as of September 24, 1995.

      In support of the Company's focus as a worldwide consumer products business, management has decided to utilize its global revolving credit capacity to refinance short-term borrowings of approximately $200 million, as compared to the segregation of domestic and foreign borrowing capacity employed in prior years. Because of the availability of long-term financing under the terms of the domestic and foreign revolving credit agreements and the Company's intention to refinance its worldwide commercial paper, money market notes and other short-term borrowings on a long-term basis, these borrowings have been classified as long-term debt in the September 24, 1995, balance sheet.



8.   Financial Instruments

      The estimated fair value of the Company's $1,286 million notional amount of interest rate swaps was a liability of $26.2 million as of September 24, 1995, compared to a liability of $128 million as of December 25, 1994. As of September 24, 1995, the carrying value of foreign exchange contracts was a net liability of $80.2 million and the estimated fair value of such contracts was a net liability of $102.1 million, compared to net liabilities of $39.6 million and $73.0 million, respectively, as of December 25, 1994. The estimated fair values were based on quoted market prices of comparable instruments and current market rates as of September 24, 1995, and December 25, 1994, respectively.

9.   Preferred Stock

      The required adjustments to the conversion price of each series of convertible preferred stock effective as of August 28, 1995, resulting from the spin-off of Vantage are described below.

     Prior to the spin-off of Vantage, the Series K $3.375 Cumulative Convertible Exchangeable Preferred Stock ("Series K") was convertible at the option of the holder into common stock at $40.75 per common share, approximately equivalent to 1.23 shares of common stock for each preferred share. The new conversion price for the Series K preferred stock is $37.38 per common share, approximately equivalent to 1.34 shares of common stock for each preferred share.

     The Series L $14.00 Cumulative Convertible Exchangeable Preferred Stock, ("Series L") and Series N $14.00 Cumulative Convertible Exchangeable Preferred Stock ("Series N") are held in the form of depositary shares, each of which represents a one-quarter interest in a preferred share. The Series L and the Series N depositary shares were each convertible at the option of the holder into common stock at $40.00 per common share, equivalent to 1.25 shares of common stock for each depositary share. The new conversion price for the Series L and the Series N depositary shares is $36.69 per common share, approximately equivalent to 1.36 shares of common stock for each depositary share.

      The Series P 9% Cumulative Convertible Preferred Stock ("Series P") is held in the form of depositary shares, each of which
represents a one-hundredth interest in a preferred share.   Prior  to
the spin-off of Vantage, the Series P depositary shares were convertible at the option of the holder into common stock at a rate
 .8547  shares  of common stock for each depositary  share.   The  new
conversion rate for the Series P depositary shares is .9206 shares of common stock for each depositary share. Additionally, the common equivalent rate (the rate at which each Series P depositary share would automatically convert into common stock, if still outstanding on July 1, 1998) was equal to one share of common stock for each
depositary  share.   The  common  equivalent  rate  was  adjusted  to
approximately 1.08 shares of common stock for each depositary share, following the spin-off.

10.  Commitments and Contingent Liabilities

     (a)  Put and Call Arrangements:

           James River is a party to a put and call arrangement related to the 14% minority interest in Jamont currently owned by EuroPaper Inc. ("EuroPaper"). EuroPaper may put its interest in Jamont to James River during May 1996 and James River may call these shares during August 1996, each at a fixed price of approximately 1.04 billion French francs (approximately $211.4 million using exchange rates in effect as of September 24,
     1995). In addition, James River has a separate call agreement with EuroPaper under which it may call EuroPaper's shares through April 1996 at a formula price.

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

           In December 1993, the U.S. Environmental Protection Agency ("EPA") published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions ("cluster rules"). The final rules are likely to be issued in the summer of 1996, with a nominal compliance date of 1999. These rules may require significant changes in the pulping and/or bleaching process presently used in some U.S. pulp mills, including several of James River's mills. The implementation of the rules could materially increase the Company's capital expenditures between 1997 and 1999. Based on its original evaluation, the Company expected that such capital expenditures could be at least $300 million, if the regulations are approved as originally proposed. Of this amount, approximately $70 million has been associated with the facilities spun off to Vantage, reducing James River's portion of potential costs to meet the original proposal to at least $230 million. These estimates could change, depending on several factors, including changes to the proposed regulations, new developments in control and process technology, and inflation.

            In addition, James River has been identified as a potentially responsible party ("PRP"), along with others, at various EPA designated Superfund sites and is involved in remedial investigations and actions under federal and state laws. It is James River's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of September 24, 1995, James River's accrued environmental liabilities, including remediation and landfill closure costs, totaled $25.7 million net of approximately $10.5 million of accrued environmental liabilities spun off to Vantage. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accrual as necessary. The accruals do not reflect any possible future insurance recoveries. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRP's. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position but could have a material effect on consolidated results of operations in a given quarter or year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

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

11.  Segment Information

      James River's net sales and income from operations by business segment were as follows for the quarters and nine months ended September 24, 1995, and September 25, 1994 (in thousands):

                                Third Quarter            Nine Months
                           September   September    September   September
                                1995        1994         1995        1994
Net sales:
  Consumer products:
     North America          $700,135    $626,480   $1,996,302  $1,805,074
     Europe                  421,101     222,388    1,201,618     222,388
        Total consumer
          products         1,121,236     848,868    3,197,920   2,027,462
  Food and consumer
    packaging                411,202     412,808    1,263,083   1,187,873
  Communications papers      269,678     227,988      896,879     663,485
  Intersegment elimination   (51,966)    (44,891)    (158,341)   (130,399)

    Total net sales       $1,750,150  $1,444,773   $5,199,541  $3,748,421

Operating profit (loss):
  Consumer Products:
     North America           $77,156     $44,042     $173,989    $119,349
     Europe                   10,970         486       24,981         486
        Total consumer
          products            88,126      44,528      198,970     119,835
  Food and consumer
    packaging                  8,520      16,477       43,003      77,420
  Communications papers       60,810      (4,099)     165,466     (55,674)
  Severance and other items  (23,413)                 (31,684)
  General corporate
    expenses                 (14,578)     (9,644)     (41,409)    (31,549)

    Income from operations  $119,465     $47,262     $334,346    $110,032


12.  Pro Forma Data -- Jamont

      In July 1994, James River increased its ownership interest in Jamont from 43% to 86% for approximately $575 million and began accounting for Jamont as a consolidated subsidiary. The following pro forma information assumes that the acquisition of the additional interest in Jamont occurred as of the beginning of 1994. The pro forma financial information does not purport to be indicative of the results of operations which would actually have been reported if the transactions had occurred for the periods indicated or which may be reported in the future. Jamont is included in the consolidated balance sheets as of September 24, 1995, and December 25, 1994, and its results of operations are consolidated for all of 1995.

Pro Forma Consolidated               Quarter    Nine Months
Operating Data                         Ended          Ended
(in millions, except per share  September 25, September 25,
data)                                    1994          1994

Net sales                            $1,535.3      $4,535.6

Operating profit                         52.3         143.9

Net income                                 .4            .3

Net loss applicable to common
shares (after preferred dividend
requirements)                           (14.0)        (43.4)

Net loss per common share               $(.17)        $(.53)



13.  Subsequent Event

       On November 1, 1995, James River signed two definitive agreements with Benchmark Corporation of Delaware ("Benchmark") related to their plastic cutlery and foam cup operations. Under the first agreement, the Company will acquire Benchmark's plastic cutlery, straw and thermoforming operations. Under the second agreement, James River's Handi-Kup foam cup operations will be combined with Benchmark's foam cup operations in a joint venture. In consideration for both transactions on a combined basis, the Company will pay approximately $24 million and receive a 45% minority interest in the new foam cup joint venture. On November 6, 1995, the Company completed the plastic cutlery acquisition; the Company anticipates, subject to normal closing conditions, that the foam cup joint venture will be completed during November 1995.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


      The Company reported net income of $36.3 million, or $.25 per share, for its third quarter ended September 24, 1995, substantially above the net loss of $.1 million, or $(.18) per share, reported in 1994's third quarter. Net sales of $1.8 billion reported in the third quarter were 21% above the $1.4 billion of sales in the prior year's quarter. On August 25, 1995, James River completed the spin-off of Crown Vantage Inc. ("Vantage") to the Company's common shareholders. Vantage is comprised of a large part of what was formerly James River's Communications Papers Business, as well as the specialty paper-based portion of its Food and Consumer Packaging Business. Sales and profits for the spun off operations were included in James River's reported third quarter results for the two months (9 weeks) prior to August 25. After this date, the results of Vantage, which is an independent company, were not included in those of James River.

      Compared to the prior year, $115.5 million, or 8% of the sales growth was attributable to consolidating three months of the European Consumer Products Business results in 1995 compared to two months in the 1994 quarter. The remaining sales growth of 13% represented a combination of improved pricing in many product lines, as discussed below, offset by a reduction in sales attributable to the absence of Vantage locations for one month during the quarter. Income from operations totaled $119.5 million for the third quarter compared to $47.3 million reported in the prior year. Results for the third quarter of 1995 included severance and other nonrecurring charges of $23.4 million, or $.18 per share, net of tax benefits and minority interests.

      Operating profits in the North American Consumer Products Business increased 75% from $44.0 million in last year's third quarter to $77.2 million in the current quarter, while net sales increased 12% over the same period, from $626.5 million to $700.1 million. Improved sales and profitability continue to be driven by substantial price increases ranging from approximately 10% to 20% over 1994 levels, largely in response to higher raw materials costs. The retail category benefited from a mid-year list price increase averaging approximately 9%. List price increases of 8% to 10% were also implemented effective July 1 in commercial channels. Product mix upgrades also contributed to higher profitability as compared to last year. Current quarter volumes in the retail and warehouse club lines increased slightly compared to the prior year, while commercial volumes declined by 11% for the same period. The decline in commercial volumes was attributable to the Company's election to reduce its commercial product line offerings, combined with softer demand resulting from a competitive pricing environment.

      Operating profits for the European Consumer Products Business were $11 million, compared to $5.6 million on a pro forma basis, assuming Jamont had been consolidated for three months, in last year's third quarter. Net sales increased to $421.1 million in this year's third quarter from $312.9 million on a pro forma basis in the prior year. The improvement in sales and operating profit was primarily attributable to the positive impact of pricing increases in response to higher raw materials costs. Jamont continued the product pricing leadership established early this year in European markets. Overall, pricing was up approximately 12% from the same time period last year. Improved profitability also resulted from cost reduction efforts in both administrative and manufacturing costs. The business emphasis for the remainder of 1995 and into 1996 will be more aggressive marketing and increased sales volumes.

      The Food and Consumer Packaging Business reported a decline in operating profits, from $16.5 million in last year's third quarter to $8.5 million in the current quarter, while reported net sales remained comparable to the prior year. When adjusted for the operations spun off with Vantage, net sales increased approximately 5% and operating profits decreased approximately 18%. The increase in sales was due to price increases implemented to recover the rapid escalation in raw materials costs. This increase was offset partially by an 8% decline in volumes associated with additional industry capacity in flexible packaging and market-related downtime taken at the Kalamazoo facility. Primary causes of the decline in operating profit include low product demand as customers reduced their inventories, increased raw material costs and excess manufacturing costs.

       Operating profits for the Communications Papers Business increased to $60.8 million in 1995's third quarter, despite the absence of Vantage operations after August 25, compared with a loss of $4.1 million in the prior year, while net sales increased from $228.0 million in the third quarter of 1994 to $269.7 million in the third quarter of 1995. When adjusted for the spin-off of Vantage, sales increased approximately 48% in the 1995 third quarter over the 1994 third quarter and operating profits improved from a small loss in the third quarter of 1994, to approximately $38.0 million in the third quarter of 1995. Most of these increases can be attributed to dramatic price increases of over 50% from last year and the benefits of cost reduction efforts effected during the last cyclical downturn. This improvement in profitability occurred in spite of an increase in costs for woodchips in the Pacific Northwest of approximately 50% during the period from the third quarter of 1994 to the third quarter of 1995.

      For the nine months, James River reported net sales of $5.2 billion in 1995, compared to $3.7 billion in 1994. Net income for the first nine months of 1995 was $100.2 million, or $.67 per share, compared to 1994's net income of $5.7 million, or a loss of $.31 per share. Results for 1995 included net charges of $16.9 million ($.19 per share) primarily for domestic and foreign severance costs, $7.1 million ($.08 per share) for a cumulative income tax charge resulting from the increase in the French income tax rate and $4.1 million ($.05 per share) for transaction costs associated with the Vantage spin-off (see Note 3 of Notes to Consolidated Financial Statements), while 1994 results included net income of $5.4 million, ($.07 per share) from nonrecurring interest income. General corporate expenses for 1995 increased over 1994 primarily due to consulting fees incurred in connection with cost reduction programs. Interest expense for the first nine months in 1995 increased by $53.2 million compared with the same period in 1994 . The increase in interest resulted from the increase of total debt of approximately $1.1 billion associated with the July 1994 purchase and consolidation of Jamont which was partially offset by lower interest charges in the month of September primarily due to the decrease of $480 million in debt associated with the Vantage spin-off. Other income increased to $35.3 million for the first nine months of 1995 from $24.3 million for the comparable period in 1994. This increase was due to the increase in equity in earnings of unconsolidated affiliates, primarily the Company's earnings from its Brazilian affiliate which had benefited from increases in worldwide market pulp prices. Further detail on other income is included in Note 4 of Notes to Consolidated Financial Statements. The change in the effective tax rate for 1995 is discussed in Note 5 of Notes to Consolidated
Financial Statements. Results for the quarter and year ended December 31, 1995, will include 14 weeks and 53 weeks, respectively, as the Company's fiscal year ends on the last Sunday in December.

A favorable pricing environment, combined with better realizations from continued substantial cost reduction programs should lead to margin improvements. Additionally, the spin-off of Vantage achieved the immediate goal of reducing debt, as well as accomplished longer-term goals of reducing cyclicality and improving business focus. On October 2, 1995, Miles L. Marsh joined James River as President and Chief Executive Officer. Mr. Marsh has a strong consumer products background and previous experience in restructuring, improving productivity and reducing costs.


Financial Condition

      Capital expenditures totaled $316 million for the first nine months of 1995 compared with $221 million for the same period of 1994. This increase is primarily due to the effect of the consolidation of a full nine months of Jamont's capital spending in 1995 as compared to only two months of spending included in 1994 results. Cash provided by operations for the nine months ended September 24, 1995, totaled $441 million, compared to $233 million in the comparable period of 1994. This increase is primarily due to increases in net income as adjusted for the impact of non-cash depreciation and dividends received from its unconsolidated Brazilian affiliate and the Naheola Partnership in 1995. The Company's current ratio increased to 1.68 as of September 24, 1995, from 1.26 as of December 25, 1994, and working capital increased to $768 million from $407 million for the same time period. The increase in working capital of $361 million was primarily attributable to the application of a portion of the net proceeds on the spin-off to reduce the current portion of certain long-term debt securities and the recharacterization of short-term borrowings as long-term debt based on the Company's ability and intention to refinance such borrowings. Cash provided by financing activities in 1995 also includes proceeds of $62.5 million related to the issuance of 2.8 million shares of common stock through the exercise of stock options.

     James River's ratio of total debt, including the current portion and short-term borrowings, to total capitalization was 50.8% as of September 24, 1995, compared to 57.4% as of December 25, 1994. For purposes of calculating this ratio, total capitalization represents the sum of current and long-term debt, including short-term borrowings, minority interests and equity accounts. In the third quarter of 1995, total debt was reduced by $504.9 million as a result of the Vantage spin-off and the application of the net proceeds received (see Note 7 of Notes to Consolidated Financial Statements). For the nine months ended September 24, 1995, the ratio of earnings to fixed charges was 1.86. For the year ended December 25, 1994, earnings were inadequate to cover fixed charges by $18.8 million.

      As of September 24, 1995, under the most restrictive provisions of the Company's debt agreements, the Company had additional borrowing capacity of approximately $1,250 million and net worth in excess of the minimum requirement specified by such agreements of approximately $475 million.

      In May 1995, James River completed the assignment of the right to purchase the remaining 50% total direct and indirect interest in the Naheola Partnership to UtilCo. UtilCo paid James River $24.3 million for the assignment of the purchase option, and the net proceeds of $22.2 million were recognized as a deferred gain and will result in reduced expenses of approximately $1.2 million per year (see Note 2 of Notes to Consolidated Financial Statements).

       On November 1, 1995, James River signed two definitive agreements with Benchmark Corporation of Delaware ("Benchmark") related to their plastic cutlery and foam cup operations. Under the first agreement, the Company will acquire Benchmark's plastic cutlery, straw and thermoforming operations. Under the second agreement, James River's Handi-Kup foam cup operations will be combined with Benchmark's foam cup operations in a joint venture. In consideration for both transactions on a combined basis, the Company will pay approximately $24 million and receive a 45% minority interest in the new foam cup joint venture. On November 6, 1995, the Company completed the plastic cutlery acquisition; the Company anticipates, subject to normal closing conditions, that the foam cup joint venture will be completed during November 1995.


PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

      As previously disclosed, James River had been notified by the EPA of a civil action filed in the federal court in New Hampshire related to certain environmental violations at the Company's previously owned Berlin, NH, mill. The Company had agreed to a settlement of $200,000 as well as the implementation of environmentally beneficial capital improvements costing approximately $500,000. As part of the Company's spin-off of certain of its assets to Crown Vantage Inc. on August 25, 1995, the liability for the penalty and the supplemental environmental improvement projects were transferred to Crown Vantage Inc.


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

          Exhibit                                             Starts
          Number                Description                  on Page
            3    Amended and Restated Bylaws of James  River
                 Corporation of Virginia, amended as of
                 October 2, 1995  --  filed herewith.            E-1

          11     Computation of Earnings per Share --  filed
                 herewith.                                        22

          12     Computation of Ratio of Earnings  to  Fixed
                 Charges -- filed herewith.                       25

          27     Financial  Data  Schedules  for  the   nine
                 months ended September 24, 1995 (filed electronically only).

     (b)  Reports on Form 8-K:

          During the quarter ended September 24, 1995, and subsequent thereto, the Company filed the following Current Reports on Form 8-K:

          Date of Report      Event Reported

          July 20, 1995       The  Company published a press  release
                              announcing  its results  of  operations
                              for  the second quarter and six  months
                              ended June 25, 1995.

          August 16, 1995     The  Company  published press  releases
                              announcing  (i)  the  approval  by  the
                              Company's  Board  of Directors  of  the
                              distribution  of  all  the  outstanding
                              shares of common stock of Crown Vantage
                              Inc.  to  holders  of record  of  James
                              River   common  stock,  and  (ii)   the
                              election   of   Miles  L.   Marsh,   as
                              President , Chief Executive Officer and
                              member  of  the Board of  Directors  of
                              James River.

          August 25, 1995     The Company announced the completion of
                              the  spin-off to shareholders' of Crown
                              Vantage  Inc.  and provided  pro  forma
                              financial information.

          September 18, 1995  The  Company published a press  release announcing  management changes  in  its
                              European  Consumer  Products  Division.
                              John   F.  Lundgren  was  named  acting
                              president  of  the  European  Division,
                              replacing Ronald L. Singer.

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


Date:  November 7, 1995