Form 10-K
period 1995-12-31
JAMES RIVER CORP OF VIRGINIA
filed 1996-03-29
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               Form 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                of the
                    SECURITIES EXCHANGE ACT OF 1934
For the year ended                                    Commission File
December 31, 1995                                      Number 1-7911

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

     Common Stock, $.10 par value              New York Stock Exchange
     Rights to Purchase Series M               New York Stock Exchange
        Cumulative Participating
        Preferred Stock, $10 par value
     Series K $3.375 Cumulative                New York Stock Exchange
        Convertible Exchangeable
        Preferred Stock, $10 par value
     Depositary Shares Representing            New York Stock Exchange
        Series L $14.00 Cumulative
        Convertible Exchangeable
        Preferred Stock, $10 par value
     Depositary Shares Representing            New York Stock Exchange
        Series O 8 1/4% Cumulative
        Preferred Stock, $10 par value
     Depositary Shares Representing            New York Stock Exchange
        Series P 9% Cumulative Convertible
        Preferred Stock, $10 par value

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

Aggregate market value of voting stock, including common stock and depositary shares representing Series P 9% Cumulative Convertible Preferred Stock, held by non-affiliates of the registrant, at close of business,
  February 20, 1996........................................    $2,401,988,920

Number of shares of $.10 par value common stock outstanding, as of
  February 20, 1996........................................        84,921,918

                  Documents Incorporated by Reference:
    (1) Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, incorporated into Parts I and II hereof; and
 (2) Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1996, incorporated into
 Part III hereof.



                  JAMES RIVER CORPORATION OF VIRGINIA
                      Annual Report on Form 10-K
                           December 31, 1995

                           TABLE OF CONTENTS

                                PART I
                                                                 Page

Item 1.    Business                                               3

Item 2.    Properties                                            12

Item 3.    Legal Proceedings                                     14

Item 4.    Submission of Matters to a Vote of Security Holders   14

           Executive Officers of the Registrant                  15

                                PART II

Item 5.    Market for Registrant's Common Equity and
            Related Stockholder Matters                          17

Item 6.    Selected Financial Data                               17

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  17

Item 8.    Financial Statements and Supplementary Data           17

Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                  18



                               PART III

Item 10.   Directors and Executive Officers of the Registrant    18

Item 11.   Executive Compensation                                18

Item 12.   Security Ownership of Certain Beneficial Owners
            and Management                                       18

Item 13.   Certain Relationships and Related Transactions        18


                                PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                   19



                                PART I


ITEM 1.     BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

James River Corporation of Virginia (together with its subsidiaries, "James River" or the "Company") was founded in 1969 and is incorporated in the Commonwealth of Virginia. James River is a marketer and manufacturer of consumer products, including towel and tissue and disposable food and beverage service products; as well as packaging, including folding cartons, flexible packaging and foodservice products; and communications papers, including business papers and specialty papers. James River is one of the industry leaders in terms of sales within the United States and Europe in towel and tissue products. James River is an industry leader, as measured by sales of disposable foodservice items, folding cartons and flexible packaging, within the United States, and, on the West Coast, in uncoated business papers. During its twenty-seven year history, James River has pursued a strategy of internal growth and acquisition which has allowed the Company to significantly expand its business and broaden its product lines. Disclosures made herein are as of December 31, 1995, or for the 53-week year then ended. Portions of the James River Corporation of Virginia Annual Report to Shareholders for the
year ended December 31, 1995, (the "1995 Annual Report") are incorporated in this Form 10-K by specific reference.

Acquisition and investment opportunities have been pursued which were designed to result in production of high value-added products, complement existing product lines, optimize geographical expansion, or achieve backward or forward integration, in order to maximize overall profitability. The Company's most significant investment during the last five years was in Jamont N.V. ("Jamont"), a European consumer products joint venture. In July 1994, the Company increased its share of ownership in Jamont from 43% to 86% for approximately $575 million. Jamont is reported as the European Consumer Products segment. Other acquisitions, dispositions and investments consummated or in progress during the three years ended December 31, 1995, are discussed in Notes 2 and 17 of Notes to Consolidated Financial Statements in the 1995 Annual Report, which information is incorporated herein by reference.

During the past few years, James River has redirected its strategy, initiating a series of initiatives designed to recreate the Company and establish a more cost-efficient operating structure. James River is committed to exploring and implementing strategic options which will sharpen the Company's business focus, reduce debt, reduce cyclicality and improve profitability. In 1995 James River completed the spin-off of Crown Vantage Inc. ("Crown Vantage") which consisted of a large part of its Communications Papers Business along with the specialty paper-based portion of the Packaging Business. As a result of this spin-off, the Company dramatically decreased its exposure to the cyclical white papers market and reduced debt by $500 million. James River's announcement of the signed letter of intent to sell its CZ Inks division and its intention to sell the Flexible Packaging division represent important steps toward further refining the
Company's portfolio and achieving additional debt reduction. These recent activities build upon productivity enhancement programs in 1995 and 1994, pursuant to which ten under-performing operations and related assets were disposed of or consolidated with similar facilities. These actions reinforced the 1991 and 1990 strategy to exit the specialty industrial papers market and the coated free sheet market through the disposition of 26 mills. Additionally, James River has established ongoing cost reduction efforts which were accelerated during 1995 when the Company initiated a major integrated cost reduction program. The related severance and exit cost components of this program are described in more detail in Note 3 of Notes to Consolidated Financial Statements in the 1995 Annual Report, which information is incorporated herein by reference.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

James  River  currently conducts its business in three major  segments:
(i) the Consumer Products segment in North America and Europe, which manufactures and markets towel and tissue and disposable foodservice products; (ii) the Packaging segment, which provides retail packaging for food and consumer products; and (iii) the Communications Papers segment, which manufactures and markets uncoated business and printing papers serving the commercial printing and office markets. Financial information on the Company's segments for the three years ended December 31, 1995, is presented in Note 16 of Notes to Consolidated Financial Statements in the 1995 Annual Report and Supplemental Pro Forma Financial Information (Unaudited) in the 1995 Annual Report, which information is incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

Principal Products

James River processes basic raw materials, such as wood, wood pulp, wastepaper, paperboard and plastic resins and films, into products which generally are close to or in their end use form. These include towel and tissue products, foodservice and tabletop items, food packaging, and business and printing papers.

      Consumer Products Business - North America. The North American Consumer Products Business, headquartered in Norwalk, Connecticut, represented approximately 38% of the Company's consolidated sales in 1995 and would have comprised 43% of consolidated sales as the Company is configured at December 31, 1995. This business produces towel and tissue products such as bathroom tissue, towels and wipes; and foodservice and tabletop products such as paper and plastic cups, paper plates, napkins and plastic cutlery. The North American Consumer Products Business is organized along retail and commercial market channels, with each channel carrying both towel and tissue products and foodservice and tabletop products. The retail group markets a number of popular national brands of towel and tissue and tabletop products including QUILTED NORTHERN, MARINA and NICE N' SOFT bathroom tissue; BRAWNY paper towels; VANITY FAIR premium foodservice products; and DIXIE plates, cups and cutlery; as well as a number of regional brands. Retail products are marketed either nationally or regionally, principally through grocery stores, mass merchants, warehouse clubs and drug stores. The commercial group markets the broadest line of towel and tissue and foodservice products in the industry under the DIXIE, MARATHON, HANDI-KUP, and JAMES RIVER - CANADA brand names, as well as a variety of regional brands. A national sales force sells these products to fast food chains, sanitary paper distributors, janitorial supply distributors and foodservice distributors for use in restaurants, hotels, offices, factories and schools.

      Consumer Products Business - Europe. The European Consumer Products Business, Jamont, headquartered in Brussels, Belgium, comprised approximately 24% of the Company's consolidated sales in 1995 and would have comprised 26% of consolidated sales as the Company is configured at December 31, 1995. Based on sales, Jamont is currently  the  third  largest European producer of  towel  and  tissue products. Jamont's product lines, which are sold in both the retail and away-from-home markets, include bathroom and facial tissue, handkerchiefs and paper towels, and tabletop products. Jamont also produces feminine hygiene products, as well as various nonwoven products and pharmacy supplies. Jamont's branded products include LOTUS bathroom tissue and VANIA feminine hygiene products, both of which occupy leading positions in the French market, TENDERLY bathroom tissue sold in Italy and COLHOGAR bathroom tissue sold in Spain.

      Packaging Business. The Packaging Business headquartered in Milford, Ohio, offers a broad range of packaging alternatives for food and other consumer products. This business accounted for approximately 23% of the Company's consolidated sales in 1995 and would have comprised 22% of consolidated sales as the Company is configured at December 31, 1995. Products provided by this business include folding cartons and paperboard (such as ice cream cartons, cereal boxes and microwave packages), flexible packaging (such as snack food packaging, bread bags, cereal box liners and cheese packages), and foodservice products (such as QUILT-RAP and other sandwich wraps, freezer papers, interfolded paper products and TITEPAK institutional frozen food packaging). Folding cartons are produced from both bleached and recycled paperboard. Folding carton operations are supported by a polyethylene extrusion coating plant and an automated carton die manufacturing plant. Flexible packaging products include a wide variety of multilayer packaging materials that are made primarily from plastic films, and films combined with paper and foil
which   incorporate  unique  packaging  properties  designed  to   meet
specific needs of the processed food industry. Flexible packaging operations are supported by ink manufacturing and blending plants, which produce flexographic and rotogravure inks and lacquers. Foodservice products utilize paper or paperboard based substrates that are coated, treated, or laminated to create packaging materials suitable for "ready to serve" food products.

      Communications Papers Business. The Company's Communications Papers Business, which is headquartered in Norwalk, Connecticut, represented approximately 15% of the Company's consolidated sales in 1995 and would have comprised 9% of consolidated sales as the Company is configured at December 31, 1995. The Communications Papers Business, after the spin-off of Crown Vantage, is primarily focused on two major product lines: printing and publishing papers and converting and specialty papers. Printing and publishing papers serve the commercial printing and office markets. These products are designed to meet the needs of the printing and publishing markets and are sold either on a direct basis or through merchants and brokers to consumers, publishers and printers. The Company's WORD PRO, XEROXBOND and private label business papers are used in offices and by retail printers for copy machines and offset presses. James River also produces numerous recycled business and printing papers including EUREKA! 20, recycled-content office papers, printing papers, forms and envelope converting papers; and EUREKA! copy paper, formsbond and offset printing papers.

Marketing

Marketing of the Company's North American consumer products, packaging products, and communications papers is managed along distribution channels or at the product group level in order to supply customers with a broad line of products and to focus on national and regional market needs. The Company's products are marketed directly to customers both through national and regional sales organizations as well as through outside distributors who focus on specific market segments, including James River's Commercial Products sales force, which markets both towel and tissue and foodservice products to the commercial markets. Regional distribution centers located throughout the United States are utilized to minimize inventories and customer transportation costs.

Marketing of the Company's products within Europe is similar to the United States. National (i.e. individual country) sales organizations are necessary due to the customer, consumer and cultural differences among countries. Additionally, despite the elimination of many tariffs and trade barriers in Europe, logistics costs remain much higher than in the United States due to infrastructure differences, language problems, varying customer service requirements, and local delivery customs or preferences. Thus, the majority of products are produced and sold locally. As customers move in a more pan-European direction via expansion, mergers and cross-border alliances, multi-national sales force cooperation and pan-European sales, marketing and logistics efforts are established to service their changing needs.

New Products

James River is continually improving the quality and design of its products, and expanding its product offerings to meet various customer needs. During 1995, each of the Company's three businesses introduced new products to the marketplace, including a number of recycled products to meet the growing demands of environmentally-conscious consumers.

Within the North American Consumer Products Business, the Company introduced for the retail market, QUILTED NORTHERN ULTRA bathroom tissue, improved BRAWNY with ULTRA THIRST POCKETS paper towels, and DIXIE SUPERSTRONG plates. Additionally, the Company introduced the DIXIE SELECT line of coordinated designs for commercial foodservice products. The Company's new QUILTED NORTHERN ULTRA bathroom tissue, a premium tissue product, is an enhancement to the Company's QUILTED NORTHERN tissue line. Through the acquisition of Benchmark Corporation's cutlery, straw and thermoforming operations, the Company increased its cutlery and straw capabilities making James River the leading supplier of plastic cutlery.

The Company's European Consumer Products Business continued to leverage the strength of its LOTUS brand. The Company launched a new line of toilet tissue and kitchen towel products under the LOTUS brand in Sweden, Denmark, Russia, and the Baltics, and LOTUS MAESTRO premium air laid kitchen towels were launched in the Netherlands. In the commercial market, a range of premium, innovative hot embossed air laid napkins was introduced in the LOTUS PROFESSIONAL product line. Several new products were introduced in France including OKAY kitchen towels with improved print patterns, and VANIA CONFORM and NETT feminine hygiene products.

The Company's Packaging Business provided superior microwave packaging with its patented QWIK WAVE family of products, which were expanded to include, QWIK BAKE microwave baking cups and new applications for QWIK CRISP. The materials in these microwave packages use microwave energy to crisp and brown foods. In addition, the Packaging Business has expanded its patented QUILT-RAP products to replace foil laminations in fast-food applications.

During 1995, the Communications Papers Business continued to reinforce its commitment to expanding its recycled printing and writing papers product lines. The Company's recycled line includes the addition of EUREKA! 20 recycled-content office, printing and forms papers, and envelope converting papers, as well as previously introduced EUREKA! premium recycled copy paper. The Company also introduced the ECLIPSE line of forms and ledger papers for forms converting and ALERT safety and security papers in 1995.

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

The Company's paper products are manufactured principally from wood pulp which is produced internally or is purchased from external sources. James River's virgin pulping facilities include those producing both chemical and mechanical pulp. Additionally, the Company produces secondary fiber pulp through the recycling of wastepaper and other reclaimable fiber sources. This secondary fiber pulp is generally used internally for paper production processes. The capacity of James River's pulping facilities, in North America and Europe, is summarized as follows:

                                                     Capacity
    Pulp  Type                                    (Tons Per Year)
     Chemical                                         1,729,000
     Mechanical                                         105,000
     Secondary                                          886,000
         Total                                        2,720,000


In addition to the Company's internal sources, several types of pulp are purchased from other suppliers in the United States, Canada, and other parts of the world. Purchased pulp is used to supply partially integrated paper mills, to obtain types of pulp not produced by the Company, or to minimize transportation costs. Following the spin-off of Crown Vantage, James River is a net seller in North America of approximately 200,000 tons per year of market pulp. These market pulp sales are reported in the North American Consumer Products business. The Company's paper machines in Europe are supplied through a combination of James River's North American pulp production, secondary fiber pulp and purchased chemical pulp. Substantially all of the pulp acquired within the United States is purchased at or below prevailing market prices through the use of volume discounts. James River purchases wastepaper from a variety of collection agents and outside vendors for use in the production of secondary fiber pulp. Secondary fiber pulp represents approximately 30% of James River's total worldwide pulp production.

Pulpwood and woodchips used in James River's pulp mills are obtained from a combination of owned and leased lands, lands covered by long-term cutting rights agreements, pulpwood and woodchip supply contracts, and open market purchases. All of the timberlands controlled by James River or its affiliates are managed on a sustained-yield basis, and the rate of harvesting is generally equal to or less than the average growth rate. James River presently has controlled access to the timber supply from a total of approximately 3.0 million acres of timberland, subsequent to the spin-off of approximately 115,000 acres to Crown Vantage. Of the total current timber supply, approximately 290,000 acres located in New England, the Southeast and the Northwest were acquired by James River as part of its acquisition of Diamond Occidental Forest Inc. in November 1993. An additional 2.6 million acres located in Canada are leased by James River-Marathon, Ltd. ("Marathon") and its joint venture affiliate, Dubreuil Forest Products Limited. The remaining 110,000 acres include lands which are subject to cutting rights contracts and managed land programs.

James River also purchases paper and paperboard from outside vendors for use in its converting plants. The largest of these items is bleached paperboard used for folding cartons, plates and cups and as a coating base stock. These products utilize bleached paperboard with weights ranging from standard to very lightweight cup stock. Subsequent to the spin-off of the St. Francisville mill to Crown Vantage, James River produces over 68% of its bleached paperboard needs at its Naheola, Alabama, mill. The balance of the Company's requirements is purchased from outside bleached paperboard producers, over two-thirds of which is acquired pursuant to long-term contracts with prices that are at or below prevailing market prices.

James  River  is a significant purchaser of plastic resins,  which  are utilized in the production of both flexible packaging products and foodservice/tabletop products. In the Packaging Business, the Company utilizes approximately 350 million pounds of plastic resins annually. Low-density and high-density polyethylene represents approximately two-thirds of the resins used in this business, with the remainder including polypropylene and a variety of specialty resins. The North American Consumer Products Business uses over 100 million pounds per year of polystyrene plastic resins in producing plastic containers; lids for plastic and paper containers; and plastic cutlery. The Company purchases plastic resins pursuant to negotiated arrangements with a variety of suppliers.

Trademarks and Patents

James   River  has  a  large  number  of  trademarks  and  trade  names registered domestically and in certain foreign countries under which it conducts its business. Trademarks include, among others, QUILTED NORTHERN, BRAWNY, VANITY FAIR, NICE N' SOFT, VANIA, MARINA, DIXIE, SUPERWARE, LOTUS, COLHOGAR, TENDERLY, DIXIE/MARATHON, QUILT-RAP, QWIK CRISP, EUREKA!, and WORD PRO. The Company considers its trademarks, in the aggregate, to be material to its business, and consequently, seeks trademark protection by all available means. The Company also has a variety of material patents and licenses related to its business. While, in the aggregate, the foregoing patents and licenses are of material importance to James River's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the operations of James River.

Seasonal Business

While seasonal variation in demand is not a major factor in the Company's business, the first and fourth quarters of the year are generally the lowest in net sales and operating income. Net sales and profit margins in the Consumer Products Business are generally higher in the spring and summer (second and third quarters) compared to the winter (fourth and first quarters) due to the seasonal volume strength of the retail DIXIE paper cup and plate business during the summer months. In addition, the commercial tissue portion of the Consumer Products Business generally experiences softer sales volumes in the fourth quarter, when many industrial customers are on extended holiday shutdowns. Profit margins for the Company have also historically been lower in the first and fourth quarters because of holiday, vacation, and maintenance shutdowns and seasonal energy costs.

Customers

Sales to James River's five largest customers in the aggregate accounted for approximately 16% of consolidated net sales in 1995, 17% in 1994, and 18% in 1993. For 1995, sales to the five largest customers of the Consumer Products Business in North America and Europe accounted for approximately 28% and 23% of sales, respectively; sales to the five largest customers of the Packaging Business represented approximately 23% of its sales; and sales to the five largest customers of the Communications Papers Business accounted for approximately 41% of its sales. There were no individual customers, however, to which sales exceeded 10% of James River's consolidated net sales. The Company's loss of any customer would not have a material adverse effect on the financial condition of the Company.

Order Backlog

In the Consumer Products and Packaging Businesses, the Company produces to order and maintains product inventories to meet delivery requirements of its customers; therefore, the backlog of customer orders for these segments is not significant. In the Communications Papers Business, the Company's backlogs were generally 20 to 50 days depending on the product, as of December 25, 1994. As of December 31, 1995, subsequent to the spin-off of Crown Vantage, the Company's backlogs were generally 5 to 20 days depending on the product. Order backlog does not vary substantially on a seasonal basis.

Competition

James River competes in several domestic and European markets and is among the largest suppliers of paper products within the major markets that they serve. Depending upon the characteristics of the particular market involved, the Company competes on the basis of price, product quality and performance, product development effectiveness, service, and sales and distribution support. In addition, advertising and promotion are important tools for competing in consumer markets. The Company's Consumer Products and Packaging Businesses are only nominally impacted by imports into the United States from international competitors. However, the market in which the Communications Papers Business operates can be impacted by increased levels of imports from European and other producers when pulp prices are low.

       Consumer Products Business - North America. James River competes in the retail and commercial channels of the U.S. tissue market. The retail channel, which is primarily tied to population growth and new household growth, is mature with an annual growth rate of 1% to 2%. The commercial channel has had a slightly higher annual growth rate in recent years; however, it is more significantly affected by downturns in the economy. Marketing of towel and tissue products is generally characterized as being highly competitive. During 1995, approximately two-thirds of the Company's net sales of towel and tissue products were to retail markets and one-third to commercial markets. Towel and tissue production in the U.S. is concentrated among a few large manufacturers; based on sales, the top five companies maintain 75% of the North American market share. Based on industry sales volume statistics, James River is one of the three largest U.S. manufacturers, along with Kimberly-Clark Corporation and Fort Howard Paper Company, each with towel and tissue capacity in excess of one million tons. Based on sales, the Company's primary competitors in the retail market include The Proctor & Gamble Company and Kimberly-Clark Corporation. In the commercial market, James River's primary competitors include Fort Howard Paper Company and Kimberly-Clark Corporation.

James River has one of the broadest and most diversified product lines serving the foodservice and tabletop markets. Approximately 59% of the Company's sales are to the retail segment of the tabletop market and 41% are to the commercial segment of the foodservice market. In the retail tabletop market, James River believes it holds the leading position. In the commercial foodservice market, James River also believes it holds the leading market position, slightly ahead of Sweetheart Cup Company, Inc. The remainder of both the retail and commercial markets is generally served by smaller, regional, non-integrated producers.

Several factors contribute to James River's competitive strengths in both the tissue, tabletop and foodservice markets. These include superior product quality, significant research and development efforts, broad product lines, well-known brand franchises, innovative graphic design, and full-service distribution. The Company is continually improving product quality and design in order to deliver greater value to customers while reducing cost. In addition, James River's emphasis on increasing its usage of recycled fiber enhances its ability to produce recycled tissue, responding to environmentally-conscious consumers.

       Consumer Products Business - Europe. Competition in the European tissue market consists of three large pan-European producers with market shares of 15% or above, and a multitude of small regional producers, none of which has a European market share exceeding 5%. Jamont holds the number three position in the European tissue market, with a market share of 15%, behind Svenska Cellulosa Aktiebolaget
(SCA), which completed its merger in the beginning of 1995 and the recently merged Kimberly Clark/Scott Paper Co. Jamont's products generally hold either the number one or number two position in each market in which they compete, and Jamont's LOTUS brand holds the leading position in the French market. Jamont currently has no operations in Germany and has minimal export sales to that market. Jamont is seeking to increase its market share by adding value through aggressive product development and providing high quality products and superior service to its customers. Simultaneously, Jamont continues to seek the strongest competitive cost position in each country through continuing productivity improvements, further manufacturing efficiencies, and reduced material and procurement costs.

       Packaging Business. The Packaging industry is generally characterized by relatively non-cyclical demand. The Company is the second largest manufacturer, based on sales, of folding cartons, slightly behind Jefferson Smurfit Corporation. James River is one of the few folding carton producers with integrated manufacturing facilities for both bleached and recycled paperboard. James River estimates it is one of the four largest manufacturers of flexible packaging products with market share behind Bemis Company, Inc. and market share approximately equivalent to American National Can and W.R. Grace & Co. The Company believes that it is an industry leader in many of the flexible packaging technologies including flexographic printing and coextrusion. James River, as a national manufacturer of foodservice products, competes with numerous small regional and local manufacturers.

James River forms long-term relationships with leading food and consumer products companies to integrate packaging and marketing initiatives. The Company also believes it is one of the technological leaders in this industry. Through its pioneering of enhanced microwave cooking packaging for both folding carton and flexible packaging applications, the Company has strengthened its leadership position in this fast-growing segment of the market. James River is also well-known for its superior graphic design and its web litho and flexographic printing capabilities.

      Communications Papers Business. The Company has two large, integrated mills serving the western business papers market: its Camas, Washington, mill and its Wauna mill in Clatskanie, Oregon. The Company estimates that it is one of the largest producers of uncoated freesheet papers in the west. Major competitors in the uncoated freesheet segment include Weyerhaeuser Company, Boise Cascade Corporation, International Paper Co. and Georgia-Pacific Corporation. James River believes that it is generally equal or superior to its competitors in product development effectiveness, product quality and service.

Research and Development

The Company's major research and development centers are located in Neenah, Wisconsin; Kunheim, France; Cincinnati, Ohio; and Camas,
Washington. The Company has pilot plants located in Camas, Washington; Kunheim, France; and Neenah, Wisconsin, providing pulp and papermaking developmental work and experimental trials. Pilot plant facilities for film and board packaging, laminating, and printing are located in the Company's Technology and Business Center in Cincinnati, Ohio. Additionally, James River has engineering centers in Neenah, Wisconsin; Kunheim, France; Camas, Washington; Antioch, California; Easton, Pennsylvania; and Toronto, Canada.

Other information with respect to James River's research and development efforts is set forth in Note 1 of Notes to Consolidated Financial Statements in the 1995 Annual Report, which information is incorporated herein by reference.

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

James  River  has  made and will continue to make  substantial  capital investments and operating expenditures, as well as production adjustments, in order to comply with increasingly stringent standards for air, water, and solid and hazardous waste regulations. During 1995, capital expenditures totaling approximately $51 million were made by James River for pollution control facilities and equipment. Capital expenditures for such purposes on existing facilities are estimated to be approximately $49 million for 1996. The estimated
1996 capital expenditures exclude any expenditures which may be required by the U.S. Environmental Protection Agency's ("EPA's") draft rules or "cluster rules" as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters," which information is incorporated herein by reference. Estimates of costs for future environmental compliance are necessarily imprecise due to, among other things, the continuing emergence of new environmental laws and regulations and environmental control or process technology developments. While the Company believes that its environmental control costs are likely to increase as environmental regulations become broader and more stringent, James River is unable to predict the amount or timing of such increases. Such future regulations could materially increase the Company's capital requirements in future years.

Further information pertaining to hazardous substance cleanup, accrued environmental liabilities and other environmental matters affecting the Company is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note 15 of Notes to Consolidated Financial Statements in the 1995 Annual Report, which information in incorporated herein by reference.

Personnel

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Labor Agreements" on page 30 of the 1995 Annual Report, which information is incorporated herein by reference.

(d)  FINANCIAL  INFORMATION ABOUT FOREIGN AND DOMESTIC  OPERATIONS  AND
     EXPORT SALES

Financial information regarding the Company's domestic and foreign operations is included in Note 16 of Notes to Consolidated Financial Statements in the 1995 Annual Report, which information is incorporated herein by reference. International operations are generally characterized by the same conditions discussed in the narrative description of business and may also be affected by additional elements including changing currency values and different
rates   of  inflation  and  economic  growth.   The  effects  of  these
additional elements is more significant in the Consumer Products segment, which includes substantially all of the Company's international business.

ITEM 2.     PROPERTIES

The pulp and papermaking facilities of James River, the number of paper or paperboard machines, and the principal types of products produced at each facility are as follows:

                         Pulp            Paper or
Location                Mills    Paper      Board
(Facility Name)(A)        (B)    Mills   Machines        Principal Products

Alabama
    Pennington (Naheola)   1        1          7         Tissue; bleached
Maine
    Old Town               1        1          2         Tissue
Michigan
    Kalamazoo
    (Board & Carton)       1(C)     2          2         Recycled paperboard
New York
    Carthage               1(C)     1          2         Tissue
    Gouverneur
    (Natural Dam)                   1          1         Tissue
Oregon
    Halsey                 1(C)     1          2         Tissue
    Clatskanie (Wauna)     2(E)     1          5         Tissue;
                                                         uncoated freesheet
Washington
    Camas                  1         1         12        Uncoated freesheet;
                                                         tissue
Wisconsin
    Ashland                1(C)      1         2         Tissue
    Green Bay              1(C)      1         6         Tissue
Canada
  Marathon                 1                             Kraft pulp

  Total North America      11        11        41

Finland
  Nokia                    1(C)      1         3         Tissue
France
  Gien                               1         3         Tissue
  Louviers (Hondouville)   2(D)      1         2         Tissue
  Muntzenheim (Kunheim)              1         2         Tissue
Greece
  Patras (Achaia)                    1         1         Tissue
Italy
  Castelnuovo                        1         1         Tissue
  Cava dei Tirreni                   1         1         Tissue
  Potenza (Avigliano)                1         1         Tissue
Netherlands
  Cuijk                    2(D)      1         2         Tissue
Spain
  Allo                               1         2         Tissue
Turkey
   Karamursel              1(C)      1         2         Tissue

United Kingdom
  Mid-Glamorgan
  (Bridgend)               1(C)      1         3         Tissue
  Larne                    1(C)      1         2         Tissue
  North Sheffield
  (Oughtibridge)           1(C)      1         2         Tissue

      Total Europe         9         14        27

          Total            20        25        68

 (A) The locations listed for James River's consolidated subsidiaries are held in fee by the Company.
 (B) Unless otherwise indicated, represents a chemical pulp facility.
 (C) Includes one secondary fiber facility.
 (D) Includes two secondary fiber facilities.
 (E) Includes one groundwood pulp facility.

James River's network of manufacturing facilities provides for an annual virgin and recycled pulp capacity of approximately 2.7 million tons and an annual paper and paperboard capacity of approximately 3.1 million tons. The Company believes that its production facilities are suitable for their purposes and are adequate to support their businesses. The extent of utilization of individual facilities varies; however, during 1995, James River's pulp and paper mills generally had production levels of over 90% of capacity.

James River also operates both integrated and non-integrated converting plants which perform a variety of converting operations. These converting plants (excluding converting operations which may be performed at pulp and papermaking facilities already listed above) are summarized as follows:

                                             Number of Converting Plants
Principal Products                        Domestic   International   Total

Paper and plastic foodservice products       11            5          16
Folding cartons                              15                       15
Flexible packaging                           10            1          11
Ink manufacturing and blending                6                        6
Paper converting and other                    2           10          12

         Total                               44           16          60

James River's manufacturing and converting facilities are complemented by an integrated network of sales offices and distribution terminals. The Company operates a trucking company and a short-line railroad, primarily used to transport shipments of raw materials and finished goods between plants and to distribution centers. The Company also operates a public warehouse and terminal service that provides tug, barge, freight interchange and other services on the Columbia, Willamette and Snake Rivers in the Pacific Northwest.


ITEM 3.     LEGAL PROCEEDINGS
The Company is not involved in any litigation the outcome of which management believes would have a materially adverse effect on the Company's results of operations, financial position, or competitive position other than the information with respect to legal proceedings set forth in Note 15 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report, which information is incorporated herein by reference.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table reflects the name, age, length of service as an officer of James River, and current position for each of the current executive officers of the Company as of February 20, 1996. Previous positions and areas of responsibility over the past five years are included in the footnotes that follow the table. Each officer is elected by the Board of Directors to serve a one-year term. There is no family relationship between any of these officers or between any such officer and any director of the Company; nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                 Calendar
                                Year First
                                Elected as
      Name              Age     an Officer   Current Position

Miles L. Marsh (1)      48         1995      Chairman of the Board of
                                             Directors, President and
                                             Chief Executive Officer

James K. Goodwin (2)    49         1991      President, North American
                                             Consumer Products

John F. Lundgren (3)    44         1995      President, European Consumer
                                             Products

Norman K. Ryan (4)      59         1980      President, Packaging

Clifford A.
Cutchins, IV (5)        47         1990      Senior Vice President, General
                                             Counsel, Corporate Secretary

Daniel J. Girvan (6)    47         1993      Senior Vice President, Human
                                             Resources

Ernst A. Haberli (7)    47         1996      Senior Vice President, Strategic
                                             Planning

Stephen E. Hare (8)     42         1990      Senior Vice President, Corporate
                                             Finance and Chief Financial Officer



(1) Mr. Marsh was elected as President and Chief Executive Officer in October 1995. He was appointed to the position of Chairman of the Board of Directors in January 1996. From 1991 to 1995, he served as Chairman and Chief Executive Officer of Pet Inc. Mr. Marsh served as President and Chief Operating Officer of Pet's former parent company, Whitman Corporation, from 1989 to 1991. Prior to that, he spent eight years in executive positions with various divisions of Dart & Kraft Inc., Kraft Inc. and General Foods USA, all of which are part of Philip Morris Companies Inc.

(2) Mr. Goodwin was elected to his current position in 1992. He joined James River in 1991 as Vice President, Corporate Marketing Strategy. Prior to joining James River, he served as Vice
     President, Corporate Sales, for The Procter & Gamble Company, which he joined in 1968.

(3) Mr. Lundgren was elected to his current position in 1995. He joined James River in 1982 as Director of Marketing for Northern paper products, in connection with the acquisition of American Can Company. He served in various managerial and executive positions from 1982 to 1995.

(4) Mr. Ryan was elected to his current position in 1990. He joined James River in 1980 as Manager/Vice President, Kalamazoo Operations, in connection with the Company's acquisition of Brown Company, which he joined in 1954. He served in various managerial and executive positions from 1980 to 1990.

(5) Mr. Cutchins joined James River in 1990 in his current position. From 1982 until joining James River, he served as Partner with the law firm of McGuire, Woods, Battle & Boothe, L.L.P., which he joined in 1975.

(6) Mr. Girvan was elected to his current position in 1993. He joined James River in 1986 as Director, Human Resources, Communications Papers, in connection with the acquisition of Crown Zellerbach Corporation, which he joined in 1977.

(7) Mr. Haberli joined James River in his current position in January 1996. From 1990 to 1995, he served as President of Pet
     International. Prior to that, since 1985, he held various executive positions in strategic planning and development with Kraft General Foods, Kraft International and Kraft Inc.

(8) Mr. Hare was elected to his current position in 1992. He joined James River in 1990 as Vice President, Treasurer. Prior to joining James River, he served as a Senior Vice President with Kidder, Peabody & Co., which he had joined in 1981.


                                PART II

ITEM   5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND   RELATED
              STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange. Information with respect to quarterly high and low sales prices for James River's common stock, quarterly dividends and other quarterly information related to common shares is contained in Note 18 of Notes to Consolidated Financial Statements in the 1995 Annual Report, which information is incorporated herein by reference. The payment of dividends and the amounts thereof will be dependent upon James River's earnings, financial position, cash requirements and other relevant factors. Common shares of the Company reserved for issuance are described in Note 12 of Notes to Consolidated Financial Statements in the 1995 Annual Report, which information is incorporated herein by reference. In addition, covenants of certain of the Company's senior note agreements impose restrictions on the amount of net worth which, in turn, may limit the funds available for the payment of dividends; these covenants are described under the heading "Liquidity and Capital Resources - Financing Activities" in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 10 of Notes to Consolidated Financial Statements in the 1995 Annual Report, which information is incorporated herein by reference. On February 20, 1996, there were approximately 11,700 shareholders of record of the Company's common stock.


ITEM 6.     SELECTED FINANCIAL DATA

See Selected Financial Data on pages 62 and 63 of the 1995 Annual Report, which information for fiscal years 1991 through 1995 is incorporated herein by reference. The data presented for each period reflects operations acquired from the respective acquisition dates. Acquisitions, dispositions and other transactions from 1993 through 1995 are described in Note 2 of Notes to Consolidated Financial Statements in the 1995 Annual Report, which information is incorporated herein by reference.


ITEM 7.     MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 33 of the 1995 Annual Report, which information is incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements and selected quarterly financial information, under the headings "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Capital Accounts," "Notes to Consolidated Financial Statements" and "Supplemental Pro Forma Financial Information (Unaudited)" on pages 34 through 60 of the 1995 Annual Report, which information is incorporated herein by reference.

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

                               PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Company's Directors, see "Election of Directors," "Information on Nominees," "Board of Directors and Committees" and "Compensation of Directors" on pages 1 through 4 and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 18 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1996 (the "1996 Proxy Statement"), which information is incorporated herein by reference. Information with respect to the Company's Executive Officers is contained under the heading "Executive Officers of the Registrant" on pages 15 and 16 of Part I of this Form 10-K Annual Report.


ITEM 11.    EXECUTIVE COMPENSATION

See "Compensation of Directors" on pages 3 and 4, "Stock Option Plan for Outside Directors" and "Retirement Plan for Outside Directors" on page 4, "Executive Compensation" on pages 8 through 13, "Performance Graph" on page 14, and "Compensation Committee Report on Executive Compensation" on pages 15 through 17 of the Company's 1996 Proxy Statement, which information is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Stock Ownership of Management" and "Principal Shareholders" on pages 5 through 7 of the Company's 1996 Proxy Statement, which information is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Information on Nominees" on page 2 of the Company's 1996 Proxy Statement, which information is incorporated herein by reference.

                                PART IV


ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of This Report:

     1)   Financial Statements:

          The Consolidated Financial Statements of James River Corporation of Virginia and Subsidiaries, the Notes to Consolidated Financial Statements, and the Report of Independent Accountants listed below are incorporated herein by reference from pages 34 through 61 of the Company's 1995 Annual Report. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 3, 5, 6, 7 and 8, no other data appearing in the 1995 Annual Report is deemed to be "filed" as part of this Form 10-K Annual Report.

               "Consolidated Statements of Operations" for each of the three years in the period ended December 31, 1995 (see page 34 of the 1995 Annual Report)

               "Consolidated Balance Sheets" as of December 31, 1995 and December 25, 1994 (see page 35 of the 1995 Annual Report)

               "Consolidated Statements of Cash Flows" for each of the three years in the period ended December 31, 1995 (see page 36 of the 1995 Annual Report)

               "Consolidated  Statements  of  Changes   in   Capital
          Accounts" for each of the three years in the period ended December 31, 1995 (see page 37 of the 1995 Annual Report)

               "Notes to Consolidated Financial Statements" (see pages 38 through 59 of the 1995 Annual Report)

               "Supplemental Pro Forma Financial Information (Unaudited)" (see page 60 of the 1995 Annual Report)

               "Report of Independent Accountants" (see page 61 of the 1995 Annual Report) with respect to the financial statements listed above


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

   3(d)    Amended and Restated Bylaws of James River               E-1
           Corporation of Virginia, amended as of February 15, 1996, filed herewith.

   4(a) Amended and Restated Rights Agreement dated May 12, 1992, between James River Corporation of Virginia and Nations Bank of Virginia, N.A., as Rights Agent, and Amendment No. 1 to such Agreement, dated
           June 8, 1992 (incorporated by reference to Exhibits 2 and 3, respectively, to the Company's filing of Amendment 1 dated July 28, 1992, to its Form 8-A dated March 3, 1989).

   4(b)    Amendment No. 2 to Amended and Restated Rights           E-2
           Agreement dated May 12, 1992, as amended by Amendment No. 1, dated June 8, 1992, between James
           River Corporation of Virginia and Wachovia Bank of North Carolina, N.A. dated January 31, 1996, filed herewith.

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

10(a)  *  Employment arrangement for Miles L. Marsh, dated         E-3
          August 9, 1995, filed herewith.

10(b)  *  James River Corporation of Virginia Deferred
          Compensation Plan for Outside Directors, amended and restated effective as of July 1, 1989
          (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended April 30, 1989).

10(c) * James River Corporation of Virginia Stock Option Plan for Outside Directors, amended and restated as of April 11, 1991 (incorporated by reference to Exhibit 10(e) to the Company's Transition Report on Form 10-K for the transition period from April 30, 1990 to December 30, 1990).

10(d) * James River Corporation of Virginia Retirement Plan for Outside Directors, 1994 Amendment and Restatement, effective February 18, 1994 (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 26, 1993).

10(e)  *  James River Corporation of Virginia Director Stock
          Ownership Plan, effective April 25, 1996, pending shareholder approval (incorporated by reference to Exhibit B to the Company's Proxy Statement dated March 13, 1996).

10(f)  *  James River Corporation of Virginia Amended and
          Restated Stock Option Plan, dated April 12, 1984, and subsequently amended throug October 1, 1990 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Post-Effective Amendment No. 1 to Registration Statement No. 2-83979), dated December 18, 1984, and Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1990).

10(g)  *  James River Corporation of Virginia 1987 Stock Option
          Plan, 1993 Amendment and Restatement, effective as of December 16, 1993 (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 26, 1993).

10(h)  *  James River Corporation of Virginia Stock Appreciation
          Rights Plan, dated April 9, 1987, and subsequently amended through October 1, 1990 (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended April 26, 1987, and Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1990).


10(i)  *  James River Corporation of Virginia 1996 Stock
          Incentive Plan, effective April 25, 1996, pending shareholder approval (incorporated by reference to Exhibit A to the Company's
          Proxy Statement dated March 13, 1996.)

10(j)  *  James River Corporation of Virginia Deferred Stock
          Plan, 1993 Amendment and Restatement, effective December 16, 1993 (incorporated by reference to
          Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 26, 1993).

10(k)  *  James River Corporation of Virginia Supplemental
          Deferral Plan, 1993 Amendment and Restatement, effective as of January 1, 1994 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on
          Form 10-K for the year ended December 26, 1993).

10(l)  *  James River Corporation of Virginia Management           E-4
          Incentive Plan, effective as of January 25, 1996, filed herewith.

10(m)  *  James River Corporation of Virginia Supplemental
          Benefit Plan, amended and restated effective June 1, 1991 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 29, 1991).

10(n)  *  1994 Amendment to the James River Corporation of
          Virginia Supplemental Benefit Plan, dated March 1, 1994 (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 25, 1994).

10(o)  *  James River Corporation of Virginia Miles L. Marsh       E-5
          Supplemental Retirement Plan, effective as of December 7, 1995, filed herewith.

   11     Computation of Earnings Per Share, filed herewith.       E-6

   12     Computation of Ratio of Earnings to Fixed Charges,       E-7
          filed herewith.

   13     Certain sections of the Company's Annual Report to       E-8
          Shareholders for the year ended December 31, 1995, filed herewith.

   21     Subsidiaries of the Company as of December 31, 1995,     E-9
          filed herewith.

   23     Consent of Independent Accountants, filed herewith.      E-10

   27     Financial Data Schedules for the year ended December
          31, 1995 (filed electronically only)

(b)  Reports on Form 8-K:

     During the last quarter of 1995 and subsequent thereto, the Company filed the following Current Report on Form 8-K:

     Date of Report        Event Reported


   November 1, 1995        On November 1, 1995, the Company published  a
                           press  release announcing the signing of  two
                           definitive agreements related to the  plastic
                           cutlery  and foam cup operations of Benchmark
                           Corporation  of  Delaware.   On  November  7,
                           1995, the Company published a press release announcing the completion of the plastic cutlery acquisition.


                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             James River Corporation of Virginia
                                  Registrant



                             By:/s/ Stephen E. Hare
Date: March 27, 1996                Stephen E. Hare
                                    Senior  Vice President, Corporate Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 27, 1996                Signature and Title



                            By:/s/ Miles L. Marsh
                                   Miles L. Marsh
                                   Chairman, President and
                                   Chief Executive Officer




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


Pursuant to General Instruction D to Form 10-K, this report has been signed below by a majority of the Board of Directors:


     /s/  William T. Burgin                       March 26, 1996
     William T. Burgin                              Date


     /s/  Worley H. Clark, Jr.                    March 21, 1996
     Worley H. Clark, Jr.                           Date


     /s/  William T. Comfort, Jr.                 March 27, 1996
     William T. Comfort, Jr.                        Date


     /s/  William V. Daniel                       March 22, 1996
     William V. Daniel                              Date


     /s/  Bruce C. Gottwald                       March 27, 1996
     Bruce C. Gottwald                              Date


     /s/  Miles L. Marsh                          March 27, 1996
     Miles L. Marsh                                 Date


     /s/  Robert M. O'Neil                        March 27, 1996
     Robert M. O'Neil                               Date


     /s/  Joseph T. Piemont                       March 27, 1996
     Joseph T. Piemont                              Date


     /s/  Anne Marie Whittemore                   March 26, 1996
     Anne Marie Whittemore                          Date


     /s/  Robert C. Williams                      March 25, 1996
     Robert C. Williams                             Date