Form 10-Q
period 1996-03-31
JAMES RIVER CORP OF VIRGINIA
filed 1996-05-14
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  March 31, 1996     Commission File Number:  1-7911


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

                                                    Yes  X         No

Number of shares of $.10 par value common stock outstanding as of May
1, 1996:

                          84,960,839 shares

                       JAMES RIVER CORPORATION
                             of Virginia
                    QUARTERLY REPORT ON FORM 10-Q
                           March 31, 1996


                          TABLE OF CONTENTS

                                                                    Page No.
PART I.  FINANCIAL INFORMATION:

     ITEM 1.  Financial Statements:

          Consolidated Balance Sheets as of March 31, 1996 and
              December 31, 1995                                          3

          Consolidated  Statements  of Operations  for  the  quarters
          ended March 31, 1996 and March 26, 1995                        5

          Consolidated  Statements of Cash  Flows  for  the  quarters
          ended March 31, 1996 and March 26, 1995                        6

          Notes to Consolidated Financial Statements                     7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       14


PART II.  OTHER INFORMATION:

     ITEM 1.  Legal Proceedings                                        18

     ITEM 2.  Changes in Securities                                    18

     ITEM 3.  Defaults Upon Senior Securities                          18

     ITEM 4.  Submission of Matters to a Vote of  Security  Holders    19

     ITEM 5.  Other Information                                        19

     ITEM 6.  Exhibits and Reports on Form 8-K                         20

     SIGNATURES                                                        21

PART I.     FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         JAMES RIVER CORPORATION
                      of Virginia and Subsidiaries
                       CONSOLIDATED BALANCE SHEETS
                  March 31, 1996 and December 31, 1995
                    (in millions, except share data)

                                                 March    December
                                                  1996        1995
ASSETS

Current assets:
  Cash and cash equivalents                      $42.7       $66.1
  Accounts receivable                            862.8       847.3
  Inventories                                    798.0       821.4
  Prepaid expenses and other current assets       41.6        52.3
  Deferred income taxes                           85.2        83.4

    Total current assets                       1,830.3     1,870.5

Property, plant and equipment                  6,159.4     6,181.0
Accumulated depreciation                      (2,152.5)   (2,106.9)

    Net property, plant and equipment          4,006.9     4,074.1

Investments in affiliates                        149.0       146.8

Other assets                                     381.8       395.8

Goodwill                                         702.9       771.7

    Total assets                              $7,070.9    $7,258.9


               The accompanying notes are an integral part
                of the consolidated financial statements.

                         JAMES RIVER CORPORATION
                      of Virginia and Subsidiaries
                 CONSOLIDATED BALANCE SHEETS, Continued
                    (in millions, except share data)

                                                March    December
                                                 1996        1995
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $541.2      $560.5
  Accrued liabilities                           533.0       493.7
  Current portion of long-term debt              19.4        44.8

    Total current liabilities                 1,093.6     1,099.0

Long-term debt                                2,413.9     2,503.0
Accrued postretirement benefits
  other than pensions                           465.5       464.7
Deferred income taxes                           440.8       489.3
Other long-term liabilities                     271.2       283.4
Minority interests                              160.3       165.3

    Total liabilities                         4,845.3     5,004.7

Preferred stock, $10 par value, 5,000,000
  shares authorized, issuable in series;
  shares outstanding, 3,630,581                 740.3       740.3

Common stock, $.10 par value, 150,000,000
  shares authorized; shares outstanding,
  March 31, 1996 -- 84,954,799 and
  December 31, 1995 -- 84,890,342                 8.5         8.5

Additional paid-in capital                    1,295.6     1,294.1
Retained earnings                               181.2       211.3

    Total shareholder's equity                2,225.6     2,254.2

    Total liabilities and
      shareholders' equity                   $7,070.9    $7,258.9


               The accompanying notes are an integral part
                of the consolidated financial statements.

                         JAMES RIVER CORPORATION
                      of Virginia and Subsidiaries
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Quarters (13 Weeks) Ended
                    March 31, 1996 and March 26, 1995
                 (in millions, except per share amounts)

                                               1996        1995

Net sales                                  $1,486.6    $1,667.6
Cost of goods sold                          1,116.9     1,319.7
Selling and administrative expenses           269.9       248.0
Severance and other items                      23.4         2.4

    Income from operations                     76.4        97.5

Interest expense                               45.4        61.8
Other income, net                               4.0         9.4

    Income before income taxes and
      minority interests                       35.0        45.1

Income tax expense                             15.4        19.4

     Income before minority interests          19.6        25.7

Minority interests                               .9          .8

    Net income                                $20.5       $26.5

Preferred dividend requirements               (14.7)      (14.6)

    Net income applicable to common shares     $5.8       $11.9

Net income per common share
  and common share equivalent                  $.07        $.14

Cash dividends per common share                $.15        $.15

Weighted average number of common shares
  and common share equivalents                 85.5        82.7


               The accompanying notes are an integral part
                of the consolidated financial statements.

                         JAMES RIVER CORPORATION
                      of Virginia and Subsidiaries
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Quarters (13 Weeks) Ended
                    March 31, 1996 and March 26, 1995
                              (in millions)
                                                                1996      1995
Cash provided by (used for) operating activities:
  Net income                                                   $20.5     $26.5
  Items not affecting cash:
    Depreciation expense and cost of timber harvested          101.7     116.5
    Amortization of goodwill                                     5.2       5.6
    Deferred income tax provision (benefit)                     (2.4)      1.2
    Equity in earnings of unconsolidated affiliates              (.8)     (5.6)
    Severance and other items                                   23.4       2.4
    Retirement benefits expense in excess of funding              .8       3.9
  Change in current assets and liabilities:
    Accounts receivable                                        (31.7)     26.1
    Inventories                                                  9.7     (27.1)
    Prepaid expenses and other current assets                    4.4      (8.2)
    Accounts payable and accrued liabilities                    37.5     (17.2)
  Dividends received from unconsolidated affiliates              1.5      15.5
  Other, net                                                   (21.1)      7.1

      Cash provided by operating activities                    148.7     146.7
Cash provided by (used for) investing activities:
  Expenditures for property, plant and equipment               (81.7)    (91.3)
  Cash received from sale of assets                             26.1       1.2
  Other, net                                                     1.7       3.3

      Cash used for investing activities                       (53.9)    (86.8)
Cash provided by (used for) financing activities:
  Additions to long-term debt and short-term borrowings           .9      22.2
  Payments of long-term debt                                   (92.1)    (80.7)
  Common and preferred stock cash dividends paid               (27.8)    (26.9)
  Other, net                                                      .8        .3

      Cash used for financing activities                      (118.2)    (85.1)

Decrease in cash and cash equivalents                          (23.4)    (25.2)
Cash and cash equivalents, beginning of period                  66.1      59.3

Cash and cash equivalents, end of period                       $42.7     $34.1


             The accompanying notes are an integral part
              of the consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements of James River Corporation of Virginia and Subsidiaries (the "Company" or "James River") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1996, and its results of operations and cash flows for the quarters (13 weeks) ended March 31, 1996, and March 26, 1995. The balance sheet as of December 31, 1995, was derived from audited financial statements as of that date. The results of operations for the quarter ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

      In 1995, the Company changed the fiscal year end of Jamont N.V. ("Jamont"), the Company's European Consumer Products subsidiary, from November 30 to December 31 to eliminate the one-month lag in reporting. Results for the quarter ended March 26, 1995, have been restated. Certain amounts in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.


2.   Acquisitions and Dispositions

      In January 1996, the Company completed the formation of a joint venture of its Handi-Kup foam cup operations with Benchmark Corporation of Delaware's WinCup foam cup operations. The Handi-Kup operations contributed to the joint venture included four foam cup plants, located in Corte Madera, California; Jacksonville, Florida; Metuchen, New Jersey and West Chicago, Illinois. James River received consideration of $26 million of cash, approximately $10 million face value of subordinated long-term notes and a 45% minority interest in the joint venture.


3.   Severance and Other Items

      Results for the first quarter of 1996 included nonrecurring charges of $23.4 million consisting of $13.8 million ($8.4 million net of tax benefits, or $.10 per share) for costs related to enhanced retirement benefits for a reduction of approximately 200 employees and net losses on asset dispositions of $9.6 million ($5.9 million net of tax benefits, or $.06 per share) at North American Consumer Products Business locations. During the current quarter, the Company made severance payments of $1.9 million. Results for the first quarter of 1995 included nonrecurring charges of $2.4 million ($1.9 million net of tax benefits and minority interests, or $.02 per share) for costs related to severance for the Company's European Consumer Products Business locations.

4.   Other Income

      The components of other income were as follows for the quarters ended March 31, 1996, and March 26, 1995 (in millions):
                                    March     March
                                     1996      1995
Interest and investment income       $2.3      $3.6
Equity in earnings of
  unconsolidated affiliates            .8       5.6
Foreign currency exchange gain
  (loss)                              1.0       (.4)
Other, net                            (.1)       .6

    Total other income               $4.0      $9.4



5.   Income Taxes

      The Company's effective income tax rate was 44% for the quarter ended March 31, 1996, compared to 43% for the first quarter of 1995. The increase in the effective tax rate from the prior year was primarily due to the relative size of non-tax-deductible permanent differences.


6.   Inventories

      The components of inventories were as follows as of March 31, 1996, and December 31, 1995 (in millions):

                                          March  December
                                           1996      1995
Raw materials                            $183.5    $197.1
Finished goods and work in process        543.6     557.6
Stores and supplies                       149.6     151.4
                                          876.7     906.1
Reduction to state certain inventories
  at last-in, first-out cost              (78.7)    (84.7)

    Total inventories                    $798.0    $821.4

7.   Financial Instruments

      The estimated fair value of the Company's $1,286 million notional amount of interest rate swaps was a liability of $25.6 million as of March 31, 1996, compared to a liability of $3 million as of December 31, 1995. The change in the fair value of swaps partially offsets the change in the estimated fair values of the Company's debt portfolio which decreased to a liability in excess of book value of $64 million as of March 31, 1996, from a liability in excess of book value of $152 million as of December 31, 1995. As of March 31, 1996, the carrying value of foreign exchange contracts was a net liability of $69.4 million and the estimated fair value of such contracts was a net liability of $100.6 million, compared to net liabilities of $86.7 million and $108 million, respectively, as of December 31, 1995. Additionally, as of March 31, 1996, the pay-in-kind notes received from the spin-off of Crown Vantage Inc. originally valued at $85 million had a fair value of approximately $70 million. The estimated fair values were based on quoted market prices of comparable instruments and current market rates as of March 31, 1996, and December 31, 1995, respectively.


8.   Commitments and Contingent Liabilities

     (a)  Put and Call Arrangements:

           James River is a party to a put and call arrangement related to the 14% minority interest in Jamont N.V. currently owned by EuroPaper Inc. ("EuroPaper"). EuroPaper may put its interest in Jamont to James River during May 1996, for settlement in September 1996, and James River may call these shares during August 1996, each at a fixed price of approximately 1.04 billion French francs (approximately $207.3 million using exchange rates in effect as of March 31, 1996).

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

           In December 1993, the U.S. Environmental Protection Agency ("EPA") published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions ("cluster rules"). The final rules are likely to be issued in the fall of 1996, with a nominal compliance date of 1999. These rules may require significant changes in the pulping and/or bleaching process presently used in some U.S. pulp mills, including several of James River's mills. The implementation of the rules could materially increase the Company's capital expenditures between 1997 and 1999. Based on its evaluation of the rules as they are currently expected to be issued, the Company believes that capital expenditures of approximately $100 million may be required to bring James River's facilities into compliance. This estimate could change, depending on several factors, including changes to the proposed regulations, new developments in control and process technology, and inflation.

            In addition, James River has been identified as a potentially responsible party ("PRP"), along with others, at various EPA designated Superfund sites and is involved in remedial investigations and actions under federal and state laws. It is James River's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of March 31, 1996, James River's accrued environmental liabilities, including remediation and landfill closure costs, totaled $24.1 million. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accrual as necessary. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRP's. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position but could have a material effect on consolidated results of operations in a given quarter or year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

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

9.   Segment Information

      James River's net sales and income from operations by business segment were as follows for the quarters ended March 31, 1996, and March 26, 1995 (in millions):

                                     March       March
                                      1996        1995
Net sales:
  Consumer products:
     North America                  $671.3      $609.5
     Europe                          439.4       387.9
  Packaging                          333.5       420.3
  Communications papers              106.5       301.3
  Intersegment elimination           (64.1)      (51.4)

    Total net sales               $1,486.6    $1,667.6

Operating profit (loss):
  Consumer Products:
     North America                   $67.4       $38.4
     Europe                           24.8         8.8
  Packaging                           26.1        18.0
  Communications papers                4.1        44.5
  General corporate expenses         (22.6)       (9.8)
  Severance and other items          (23.4)       (2.4)

    Income from operations           $76.4       $97.5

10.  Pro Forma Data

       In August 1995, James River completed the spin-off to shareholders of a large part of the Company's Communications Papers Business, along with the specialty paper-based portion of its
Packaging Business forming Crown Vantage Inc. The following pro forma information assumes that the spin-off of Crown Vantage Inc. occurred as of the beginning of 1995. The pro forma financial information does not purport to be indicative of the results of operations which would actually have been reported if the transactions had occurred for the period indicated or which may be reported in the future.

Pro Forma Consolidated Operating Data       Quarter Ended
(in millions, except per share data)      March 26, 1995

Net sales:
     Consumer products:
        North America                        $612.4
        Europe                                387.9
     Packaging                                345.8
     Communications papers                    140.7
     Intersegment elimination                 (50.3)
          Total net sales                  $1,436.5
Operating profit:
     Consumer products:
        North America                         $39.1
        Europe                                  8.8
     Packaging                                 18.6
     Communications papers                     22.5
     General corporate expenses                (8.4)
     Severance and other items                 (2.4)
          Income from operations              $78.2
Net income                                    $21.8
Net income per common share                    $.09

11.  Subsequent Events

      Effective May 5, 1996, James River completed the sale of its specialty operations business for cash proceeds of approximately $30 million and a combination of subordinated long-term notes and preferred stock having a face value of approximately $17 million. The specialty operations business, which is currently part of the North American Consumer Products Business, consists of a party goods business in Indianapolis, Indiana, a specialty mill in Gouverneur, New York, and a foodservice specialties plant in Rancho Dominguez, California. Additionally, on April 10, 1996, the Company signed a definitive agreement for the sale of its Flexible Packaging group for gross cash proceeds of approximately $365 million. With 1995 sales of approximately $490 million, the Flexible Packaging group includes ten manufacturing facilities with 2,300 employees. These facilities include: four lamination and coating plants, located in St. Louis, Missouri, Dayton, Ohio, Shreveport, Louisiana, and San Leandro, California; five film and converting plants located in New Castle, Delaware, Orange, Texas, Greensburg, Indiana, Jackson, Tennessee, and Aguascalientes, Mexico; and a rigid plastics container plant in Williamsburg, Virginia. The transaction is expected to be completed by mid-year and is subject to normal closing conditions and adjustments. Proceeds from both of these transactions are expected to be used to reduce long-term debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

      James River reported net income of $20.5 million, or $.07 per share, for the first quarter ended March 31, 1996, compared with $26.5 million, or $.14 per share for the same quarter of the prior year. Net sales for the first quarter were $1,487 million, compared to $1,668 million in the prior year. The comparability of these results was impacted by nonrecurring charges and by the spin-off to shareholders of Crown Vantage Inc. ("Crown Vantage") occurring during 1995 (see Note 10 of Notes to Consolidated Financial Statements).

Items Affecting Comparability

     Results for the current quarter included nonrecurring charges of $23.4 million ($14.3 million net of taxes, or $.16 per share), consisting of domestic severance costs of $13.8 million ($8.4 million net of taxes, or $.10 per share) and anticipated net losses on pending asset divestitures of $9.6 million ($5.9 million net of taxes, or $.06 per share). The first quarter of 1995 included nonrecurring severance charges of $2.4 million ($1.9 million net of taxes and minority interests, or $.02 per share). Excluding nonrecurring charges, net income was $34.8 million, or $.23 per share in the first quarter of 1996, compared to $28.4 million, or $.16 per share in the first quarter of 1995.

      The comparability of results was also affected by James River's spin-off of Crown Vantage to common shareholders in August 1995, which included a large part of what was formerly James River's Communications Papers Business as well as the specialty paper-based portion of its Packaging Business. On a pro forma basis, excluding the results attributable to the operations spun off to Crown Vantage and the nonrecurring items, net income would have been $23.7 million, or $.11 per share in the first quarter of 1995.

North American Consumer Products Business

      Operating profits for the North American Consumer Products Business increased by 75%, from $38.4 million in the first quarter of 1995 to $67.4 million in the current quarter, while net sales increased by 10% over the same period, from $609 million to $671 million. Net sales of retail products increased by 9% over the prior year, principally due to higher average net selling prices. Net sales of commercial products were comparable to those of the prior year's first quarter, reflecting a combination of higher average selling prices on a lower volume base. While unit volumes in commercial personal care products were similar to the prior year, unit volumes for commercial foodservice products were below prior year levels. Net sales of warehouse club and private label products increased by 18% over the prior year, as both unit volumes and average prices improved.

The improvement in profitability over the prior year was primarily attributable to the higher average selling prices, cost reduction initiatives and lower costs for certain raw materials, including wastepaper. Increased operating results were partially offset by reduced profits attributable to market pulp. Following the spin-off of Crown Vantage, this business has approximately 200,000 tons of pulp capacity in excess of its annual requirements, which is sold as market pulp. Average net selling prices of market pulp decreased by approximately $100 per ton from the prior year's level.

In April, following similar moves by competitors, James River announced a reduction in list prices of products sold in the U.S. retail market. Prices for retail bathroom tissue are being reduced by 8.6% effective April 22 and prices for retail paper towels and napkins are being reduced by 5.3% and 5.5%, respectively, effective June 3. Because of seasonality in retail tabletop markets, the second quarter is normally the strongest quarter of the year for the North American Consumer Products Business. However, results for the second quarter of 1996 may be lower than first quarter levels, as the retail price decreases and further reductions in market pulp prices combine to more than offset the benefit of the normally stronger seasonal cup and plate volumes.

European Consumer Products Business

      Operating profits for the European Consumer Products Business increased nearly threefold to $24.8 million, compared to $8.8 million in the first quarter of 1995, while net sales increased by 13% over the same period, to $439 million from $388 million. The improvement in Jamont's results was attributable to a combination of stronger volumes, and lower raw material cost and other cost reductions, partially offset by lower average pricing and higher promotional costs. Finished goods volumes were approximately 5% above the prior year level, reflecting a combination of (i) weaker than normal 1995 volumes resulting from Jamont's price increase initiatives, (ii) new product introductions benefiting 1996 volumes and (iii) growth of volumes in certain smaller markets. Due to significant declines in the cost of market pulp, pricing was under pressure for much of the quarter, creating both list prices decreases and trade promotional spending increases. As a net buyer of approximately 450,000 tons per year of market pulp, Jamont is expected to continue to benefit from further declines in the cost of this raw material in the second quarter.

Packaging Business

      On a pro forma basis, excluding the results attributable to the operations spun off to Crown Vantage, operating profits for the Packaging Business improved to $26.1 million in the current quarter from $18.6 million in the prior year's first quarter, despite a slight decline in sales to $334 million from $346 million for the same periods. The improved profitability was principally due to achieving a more reasonable balance between raw material costs and finished product pricing. Average prices for folding cartons, foodservice products and flexible packaging were all higher than prior year levels, while the cost of wastepaper and plastic resins were below the prior year's first quarter level. However, volumes were generally somewhat lower than those of the prior year, across all major product categories.

Communications Papers Business

      On a pro forma basis, excluding the results attributable to the operations spun off to Crown Vantage, operating profits for the Communications Papers Business declined to $4.1 million from $22.5 million in the first quarter of 1995. On this same basis, net sales declined by 25%, to $106 million from $141 million in the prior year. Sales and profitability were negatively impacted by a combination of declining selling prices for uncoated free sheet grades of paper, and extensive amounts of market-related production curtailments, continuing a trend begun in the fourth quarter of 1995. While first quarter average pricing for uncoated free sheet was similar to the prior year's first quarter, prices were substantially below fourth quarter levels. Declines in prices were attributable to major customer inventory corrections and weaker economic growth. First quarter shipments were more than 30% below the prior year's quarter, causing James River to curtail production by approximately 30,000 tons. Uncoated groundwood markets were less negatively affected in the first quarter.

      Following similar moves by competitors, James River announced a price increase of $80 per ton on cut-size and offset papers effective in late April, followed by a second price increase of $80 per ton on cut-size and converting grades effective in early June. Second quarter results for the Communications Papers Business may be somewhat weaker than first quarter levels, since average pricing will likely be lower than first quarter levels.

Other Income and Expense Items

      General corporate expenses totaled $22.6 million in the first quarter of 1996, compared to $9.8 million in the prior year. The majority of the increase was related to costs incurred in installing new integrated management information systems to support the Company's cost reduction programs. Interest expense decreased from $61.8 million to $45.4 million between the first quarter of 1995 and the first quarter of 1996. This decrease was attributable to a reduction in average outstanding debt of approximately $650 million and lower average variable interest rates. Other income decreased to $4.0 million in the current quarter from $9.4 million in 1995, principally due to reduced earnings of pulp-producing unconsolidated affiliates. The change in the effective tax rate for 1996 is discussed in Note 5 of Notes to Consolidated Financial Statements.

Financial Condition

      Cash provided by operating activities totaled $148.7 million in the first quarter of 1996, similar to the $146.7 million provided in the prior year. The Company's current ratio was 1.7 as of both March 31, 1996, and December 31, 1995, while working capital decreased to $737 million from $772 million for the same periods. The decrease in working capital was principally due to a reduction in Jamont's inventories resulting from the lower cost of purchased raw materials and increased sales volumes.

      Capital expenditures were $81.7 million in the current quarter, compared to $91.3 million in the prior year's first quarter. The Company realized cash proceeds of approximately $26 million during the current quarter from the contribution of the Handi-Kup foam cup operations to a joint venture as further described in Note 2 of Notes to Consolidated Financial Statements.

      Total indebtedness decreased by $115 million, from $2,548 million as of December 31, 1995, to $2,433 million as of March 31, 1996, due to both asset divestiture proceeds and operating cash flows. As of March 31, 1996, the Company had outstanding borrowings of approximately $839 million supported by revolving credit facilities, including $428 million outstanding under such facilities, $115 million of commercial paper and $296 million of money market notes. Total outstanding debt as of March 31, 1996, included approximately $1,515 million of fixed rate and $918 million of floating rate obligations. Note 7 of Notes to Consolidated Financial Statements describes the Company's interest rate swap agreements and foreign currency contracts.

      James River's ratio of total debt to total capitalization decreased to 50.5% as of the end of the first quarter, from 51.3 % as of the prior year end, resulting from the decrease in debt levels. For purposes of this calculation, the Company defines total capitalization as the sum of current and long-term debt, preferred and common equity and minority interests. For the quarter ended March 31, 1996, and the year ended December 31, 1995, the ratios of earnings to fixed charges were 1.61 and 1.80, respectively. As of March 31, 1996, under the most restrictive provisions of the Company's debt agreements, James River had additional borrowing capacity of approximately $1 billion and net worth in excess of the minimum requirements specified by such agreements of approximately $400 million.

      Following the end of the first quarter, James River announced the signing of a definitive agreement with Printpack Inc. of Atlanta, Georgia for the sale of the Company's Flexible Packaging division for gross cash proceeds of $365 million. James River also announced the completion of the sale of the Company's specialty operations business to The Fonda Group for approximately $30 million in cash and other securities having a face value of $17 million. (See Note 11 to Notes to Consolidated Financial Statements.) Proceeds from these and other asset divestitures are expected to be used to reduce long-term debt, and are part of the Company's 1996 goal of generating $500 million in proceeds from divestitures.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

      As previously disclosed, James River had been notified by the EPA of a civil action filed in the federal court in New Hampshire related to certain environmental violations at the Company's previously owned Berlin, New Hampshire, mill. The Company agreed to a settlement of $200,000 as well as the implementation of environmentally beneficial capital improvements which cost approximately $500,000. As part of the Company's spin-off of certain of its assets to Crown Vantage Inc. on August 25, 1995, the liability for the penalty and the supplemental environmental improvement projects was transferred to Crown Vantage Inc. However, a consent decree issued by the EPA requires James River to pay the penalty in the event Crown Vantage Inc. fails to do so.


Item 2.   CHANGES IN SECURITIES.

     None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Shareholders was held on April 26, 1996, at which time all of management's nominees for members of the Board of Directors were elected. Additionally, the Company's common shareholders voted on two proposals related to certain stock ownership plans which were adopted as well as two proposals submitted by certain shareholders which were defeated: (i) a proposal recommending the cessation of non-employee director pension benefits and (ii) a proposal requesting the preparation of an equal employment report to be made available upon request to all shareholders and employees. These proposals are more fully described in the James River Proxy Statement for the Annual Meeting held on April 26, 1996. Shareholders of record of the Company's common stock and its Series P 9% Cumulative Convertible Preferred Stock at the close of business on February 13, 1995, were entitled to vote at the Annual Meeting. Votes were cast as follows:



                                                                Vote
                                                            Withheld
                                        Voted      Voted          or     Broker
                                          For    Against   Abstained  Non-Votes
Nominees for election of
Directors:
  William T. Burgin                84,267,417                515,171

  Worley H. Clark, Jr.             84,271,239                511,349

  William T. Comfort, Jr.          84,293,963                488,625

  Gary P. Coughlan                 84,305,244                477,344

  William V. Daniel                84,261,987                520,601

  Bruce C. Gottwald                77,104,768              7,677,820

  Miles L. Marsh                   84,295,658                486,930

  Robert M. O'Neil                 84,275,831                506,757

  Richard L. Sharp                 84,301,783                480,805

  Anne M. Whittemore               83,204,413              1,578,175


Adopt the 1996 Stock
   Incentive Plan                  63,719,085  14,156,020    575,588   6,331,895

Adopt the Director Stock
   Ownership Plan                  75,946,620   1,827,967    676,106   6,331,895

Shareholder proposal -
  Non-employee Director
    Pension Benefits               17,116,887  60,635,063    698,744   6,331,894

Shareholder proposal -
  Equal Employment Report           7,774,461  64,361,642  6,314,591   6,331,894



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

          27(a) Financial Data Schedules for the quarter ended March 31, 1996 (filed electronically only).

          27(b)  Financial Data Schedules restated  for  the
                 quarter   ended  March  26,   1995   (filed
                 electronically only).

     (b)  Reports on Form 8-K:

          During the quarter ended March 31, 1996, and subsequent thereto, the Company filed the following Current Report on Form 8-K:

          Date of Report    Event Reported

          April 10, 1996   The Company published a press release announcing the
                           signing of a definitive agreement for the sale of the Company's Flexible Packaging group.

                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JAMES RIVER CORPORATION of Virginia



                              By:/s/Stephen E. Hare
                                 Stephen E. Hare
                                 Senior Vice President, Corporate Finance and
                                 Chief Financial Officer
                                 (Principal Financial Officer)



                              By:/s/William A. Paterson
                                 William A. Paterson
                                 Vice President, Controller
                                 (Principal Accounting Officer)

Date:  May 13, 1996