Form 10-Q
period 1996-06-30
JAMES RIVER CORP OF VIRGINIA
filed 1996-08-12
CIK 53117

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                              FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  June 30, 1996 Commission File Number:  1-7911


                 JAMES RIVER CORPORATION of Virginia
       (Exact name of registrant as specified in its charter)


           Virginia                          54-0848173
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification No.)


120 Tredegar Street, Richmond, VA              23219
(Address of principal executive offices)     (Zip Code)


 Registrant's telephone number, including area code:  (804) 644-5411


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

                                                    Yes  X         No

Number of shares of $.10 par value common stock outstanding as of August 1, 1996:

                          85,087,066 shares

                       JAMES RIVER CORPORATION
                             of Virginia
                    QUARTERLY REPORT ON FORM 10-Q
                            June 30, 1996


                          TABLE OF CONTENTS

                                                             Page No.
PART I.  FINANCIAL INFORMATION:

     ITEM 1.  Financial Statements:

          Consolidated Balance Sheets as of June 30, 1996 and
              December 31, 1995                                 3

          Consolidated Statements of Operations for the
          quarters and six months ended
          June 30, 1996 and June 25, 1995                       5

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 1996 and June 25, 1995          6

          Notes to Consolidated Financial Statements            7

     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations    13


PART II.  OTHER INFORMATION:

     ITEM 1.  Legal Proceedings                                17

     ITEM 2.  Changes in Securities                            17

     ITEM 3.  Defaults Upon Senior Securities                  17

     ITEM 4.  Submission of Matters to a Vote of
              Security  Holders                                17

     ITEM 5.  Other Information                                17

     ITEM 6.  Exhibits and Reports on Form 8-K                 17

     SIGNATURES                                                19

PART I.     FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            JAMES RIVER CORPORATION
                         of Virginia and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                       (in millions, except share data)

                                                  June    December
                                                  1996        1995
ASSETS

Current assets:
  Cash and cash equivalents                      $63.9       $66.1
  Accounts receivable                            842.8       847.3
  Inventories                                    714.0       821.4
  Prepaid expenses and other current assets       45.2        52.3
  Deferred income taxes                           79.8        83.4

    Total current assets                       1,745.7     1,870.5

Property, plant and equipment                  6,181.3     6,181.0
Accumulated depreciation                      (2,216.0)   (2,106.9)

    Net property, plant and equipment          3,965.3     4,074.1

Investments in affiliates                        148.9       146.8

Other assets                                     386.8       395.8

Goodwill                                         743.3       771.7

    Total assets                              $6,990.0    $7,258.9


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            JAMES RIVER CORPORATION
                         of Virginia and Subsidiaries
                    CONSOLIDATED BALANCE SHEETS, Continued
                       (in millions, except share data)

                                                 June    December
                                                 1996        1995
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $533.2      $560.5
  Accrued liabilities                           530.7       493.7
  Current portion of long-term debt              21.5        44.8

    Total current liabilities                 1,085.4     1,099.0

Long-term debt                                2,294.7     2,503.0
Accrued postretirement benefits
  other than pensions                           466.3       464.7
Deferred income taxes                           440.6       489.3
Other long-term liabilities                     475.2       448.7

  Total liabilities                           4,762.2     5,004.7

Preferred stock, $10 par value, 5,000,000
  shares authorized, issuable in series;
  shares outstanding, 3,630,581                 740.3       740.3

Common stock, $.10 par value, 150,000,000
  shares authorized; shares outstanding,
  June 30, 1996 -- 85,016,246 and
  December 31, 1995 -- 84,890,342                 8.5         8.5

Additional paid-in capital                    1,297.0     1,294.1
Retained earnings                               182.0       211.3

    Total shareholders' equity                2,227.8     2,254.2

    Total liabilities and shareholders'
     equity                                  $6,990.0    $7,258.9


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            JAMES RIVER CORPORATION
                         of Virginia and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Quarters (13 Weeks) and Six Months (26 Weeks) Ended
                        June 30, 1996 and June 25, 1995
                    (in millions, except per share amounts)


                                  Second Quarter              Six Months
                                  1996        1995          1996        1995

Net sales                     $1,496.8    $1,817.9      $2,983.4    $3,485.5
Cost of goods sold             1,108.9     1,407.0       2,225.8     2,726.7
Selling and administrative
  expenses                       282.1       279.9         552.0       527.9
Severance and other items          7.0         2.6          30.4         5.0

  Income from operations          98.8       128.4         175.2       225.9

Interest expense                  42.7        60.0          88.1       121.8
Other income, net                  4.4         8.2           8.4        17.6

  Income before income taxes
    and minority interests        60.5        76.6          95.5       121.7

Income tax expense                26.6        32.9          42.0        52.3

  Income before minority
    interests                     33.9        43.7          53.5        69.4

Minority interests                (3.4)       (2.7)         (2.5)       (1.9)

  Net income                     $30.5       $41.0         $51.0       $67.5

Preferred dividend requirements  (14.6)      (14.6)        (29.3)      (29.2)

  Net income applicable
    to common shares             $15.9       $26.4         $21.7       $38.3

Net income per common
  share and common share
  equivalent                      $.18        $.32          $.25        $.46

Cash dividends per common
  share                           $.15        $.15          $.30        $.30

Weighted average number of
common shares and common share
equivalents                       85.5        83.4          85.5        83.2


   The accompanying notes are an integral part of the consolidated financial statements.

                            JAMES RIVER CORPORATION
                         of Virginia and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Six Months (26 Weeks) Ended
                        June 30, 1996 and June 25, 1995
                                 (in millions)
                                                                1996      1995
Cash provided by (used for) operating activities:
  Net income                                                   $51.0     $67.5
  Depreciation expense and cost of timber harvested            205.3     234.9
  Amortization of goodwill                                      10.3      11.4
  Deferred income tax provision                                  4.8       8.7
  Equity in earnings of unconsolidated affiliates               (1.4)    (11.5)
  Dividends received from unconsolidated affiliates              5.3      18.0
  Severance and other items                                     30.4       5.0
  Retirement benefits expense in excess of funding               2.0       7.5
  Change in current assets and liabilities:
    Accounts receivable                                        (24.8)    (16.2)
    Inventories                                                 67.0     (37.5)
    Prepaid expenses and other current assets                    (.3)    (10.4)
    Accounts payable and accrued liabilities                    31.5      12.4
  Other, net                                                   (22.6)     (4.4)

      Cash provided by operating activities                    358.5     285.4

Cash provided by (used for) investing activities:
  Expenditures for property, plant and equipment              (185.7)   (208.7)
  Cash received from sale of assets                             66.5       2.8
  Proceeds on sale of partnership option                                  24.3
  Other, net                                                     3.0      12.7

      Cash used for investing activities                      (116.2)   (168.9)

Cash provided by (used for) financing activities:
  Additions to long-term debt                                    1.6       6.3
  Payments of long-term debt                                  (192.6)    (88.1)
  Common and preferred stock cash dividends paid               (55.2)    (53.8)
  Other, net                                                     1.7       5.5

      Cash used for financing activities                      (244.5)   (130.1)

Decrease in cash and cash equivalents                           (2.2)    (13.6)

Cash and cash equivalents, beginning of period                  66.1      59.3

Cash and cash equivalents, end of period                       $63.9     $45.7

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

    In the opinion of management, the accompanying unaudited consolidated financial statements of James River Corporation of Virginia and Subsidiaries (the "Company" or "James River") contain all adjustments (consisting of only
normal   recurring    accruals) necessary to present fairly the Company's
consolidated financial position as of June 30, 1996, and its results of operations for the quarters (13 weeks) and the six months (26 weeks) ended June 30, 1996, and June 25, 1995, and its cash flows for the six months then ended. The balance sheet as of December 31, 1995, was derived from audited financial statements as of that date. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

     In 1995, the Company changed the fiscal year end of Jamont N.V. ("Jamont"), the Company's European Consumer Products subsidiary, from November 30 to December 31 to eliminate the one-month lag in reporting. Results for the quarter and six months ended June 25,1995, have been restated. Certain amounts in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.

2.   Acquisitions and Dispositions

     On June 29, 1996, the Company received notice, under an existing put and call agreement, of Europaper Inc.'s ("Europaper") intention to sell its 14% ownership in Jamont N.V. for approximately 1.04 billion French francs or $201.4 million dollars. At the time of the notice, James River's consolidation of Jamont N.V. included the Europaper minority interest at a book value of $151 million. Concurrent with the receipt of the put exercise notice from Europaper, James River recorded the acquisition of the remaining 14% minority interest under the purchase method of accounting. The put settlement is due September 3, 1996, and the Company intends to finance the transaction with the proceeds from the Flexible Packaging sale or long-term debt.

     Effective May 5, 1996, James River completed the sale of its specialty operations business for cash proceeds of approximately $30 million and a combination of subordinated long-term notes and preferred stock. The specialty operations business, which was a part of the North American Consumer Products Business, consisted of a party goods facility in Indianapolis, Indiana, a specialty mill in Gouverneur, New York, and a foodservice specialties plant in Rancho Dominguez, California.

     On April 10, 1996, the Company signed a definitive agreement for the sale of its Flexible Packaging group for gross cash proceeds of approximately $365 million. With 1995 sales of approximately $490 million, the Flexible Packaging group includes ten manufacturing facilities with 2,300 employees. These facilities include four lamination and coating plants, five film and converting plants, and a rigid plastics container plant. The transaction is expected to be completed in the third quarter and is subject to normal closing conditions and adjustments. Proceeds from this transaction are expected to be used to settle the Europaper put and reduce long-term debt.

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

3.   Severance and Other Items

     Results for the first six months of 1996 included nonrecurring charges of $30.4 million consisting of $18.7 million ($11.4 million net of tax benefits, or $.14 per share) for costs related to severance and enhanced retirement benefits for approximately 340 employees primarily at Corporate and North American Consumer Products Business locations and net losses on asset dispositions of $11.7 million ($7.1 million net of tax benefits, or $.08 per share) at North American Consumer Products Business locations. During the past six months, the Company made severance payments on current and prior year accruals of $10.4 million. Results for the first six months of 1995 included nonrecurring charges of $5.0 million ($3.6 million net of tax benefits and minority interests, or $.04 per share) for costs related to severance for the Company's European Consumer Products Business locations.

4.   Other Income

     The components of other income were as follows for the six months ended June 30, 1996, and June 25, 1995 (in millions):

                                        June      June
                                        1996      1995
Interest and investment income          $3.4      $5.6
Equity in earnings of
  unconsolidated affiliates              1.4      11.0
Foreign currency exchange gain (loss)    1.2       (.6)
Other, net                               2.4       1.6

    Total other income                  $8.4     $17.6



5.   Income Taxes

      The Company's effective income tax rate was 44% for the six months ended June 30, 1996, compared to 43% for the first six months of 1995. The increase in the effective tax rate from the prior year was primarily due to the relative size of non-tax-deductible permanent differences.

6.   Inventories

      The components of inventories were as follows as of June 30, 1996, and December 31, 1995 (in millions):
                                           June  December
                                           1996      1995
Raw materials                            $154.4    $197.1
Finished goods and work in process        480.7     557.6
Stores and supplies                       149.7     151.4

                                          784.8     906.1

Reduction to state certain inventories
  at last-in, first-out cost              (70.8)    (84.7)

    Total inventories                    $714.0    $821.4



7.   Financial Instruments

     The estimated fair value of the Company's $1,286 million notional amount of interest rate swaps was a liability of $32 million as of June 30, 1996, compared to a liability of $3 million as of December 31,1995. The estimated fair value of the Company's debt portfolio decreased to a liability in excess of book value of $52 million as of June 30, 1996, from a liability in excess of book value of $152 million as of December 31, 1995. As of June 30, 1996, the carrying value of foreign exchange contracts was a net liability of $63 million and the estimated fair value of such contracts was a net liability of $91 million, compared to net liabilities of $87 million and $108 million, respectively, as of December 31, 1995. Additionally, as of June 30, 1996, the pay-in-kind notes and related accrued interest received from the spin-off of Crown Vantage Inc. with original values totaling $89 million had a fair value of approximately $78 million. The estimated fair values were based on quoted market prices of comparable instruments and current market rates as of June 30, 1996, and December 31, 1995.

8.   Commitments and Contingent Liabilities

      (a) Environmental Matters:

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

            In addition, James River has been identified as a potentially responsible party ("PRP"), along with others, at various EPA designated Superfund sites and is involved in remedial investigations and actions under federal and state laws. It is James River's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of June 30, 1996, James River's accrued environmental liabilities, including remediation and landfill closure costs, totaled $24.1 million. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accrual as necessary. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRP's. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position but could have a material effect on consolidated results of operations in a given quarter or year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

     (b)  Bondholder Litigation:

          In 1994, James River was sued in Morgan County, Alabama, in a purported class action and in Bridgeport, Connecticut, by certain former holders of James River's 10-3/4% Debentures due October 1, 2018. Most of these Debentures were retired by means of a tender offer to all holders commenced on September 18, 1992. The remainder were redeemed on November 2, 1992. Merrill Lynch & Co., which acted as James River's dealer manager for the tender, is also named as a defendant in the Alabama case. In general, the complaints allege violations of a covenant prohibiting use of lower cost borrowed funds to redeem the Debentures before October 1, 1998, and of various disclosure obligations, and seek damages in excess of $50 million plus punitive damages in excess of $500 million. The Alabama case has been certified as a class action and holders of approximately one-half of the Debentures elected not to be part of the class. Most of the holders electing out of the class are plaintiffs in the Connecticut case. James River believes that these claims are without merit and intends to defend them vigorously.

           In May 1996, James River settled the claim of Teachers Insurance and Annuity Association of America which had held approximately 16.54% of the Debentures, for $425,000 plus reimbursement of attorneys fees. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial condition of James River but could materially affect consolidated results of operations in a given quarter or year.

 9.  Segment Information

     James River's net sales and income from operations by business segment were as follows for the quarters and six months ended June 30, 1996, and June 25, 1995 (in millions):

                                Second Quarter           Six Months
                                June        June         June        June
                                1996        1995         1996        1995
Net sales:
  Consumer products:
    North America               $698.2      $686.7     $1,369.5    $1,296.2
    Europe                       426.8       428.7        866.2       816.6
  Packaging                      314.8       431.5        648.3       851.8
  Communications papers          107.2       325.9        213.7       627.2
  Intersegment elimination       (50.2)      (54.9)      (114.3)     (106.3)

    Total net sales           $1,496.8    $1,817.9     $2,983.4    $3,485.5

Operating profit (loss):
  Consumer products:
    North America                $60.4       $58.4       $127.8       $96.8
    Europe                        41.8        12.9         66.6        21.7
  Packaging                       24.1        16.5         50.2        34.5
  Communications papers            3.1        60.2          7.2       104.7
  General corporate expenses     (23.6)      (17.0)       (46.2)      (26.8)
  Severance and other items       (7.0)       (2.6)       (30.4)       (5.0)

    Income from operations       $98.8      $128.4       $175.2      $225.9

10.  Pro Forma Data

     In  August  1995,  James  River  completed  the  spin-off   to
shareholders of a large part of the Company's Communications Papers Business, along with the specialty paper-based portion of its
Packaging Business forming Crown Vantage Inc. The following pro forma information assumes that the spin-off of Crown Vantage Inc. occurred as of the beginning of 1995. The pro forma financial information does not purport to be indicative of the results of operations which would actually have been reported if the transaction had occurred for the period indicated or which may be reported in the future.

Pro Forma Consolidated Operating Data        Quarter Ended     Six Months Ended
(in millions, except per share data)         June 25, 1995     June 25,1995
Net sales:
     Consumer products:
        North America                               $689.7         $1,302.1
        Europe                                       428.7            816.6
     Packaging                                       357.7            703.5
     Communications papers                           156.9            297.6
     Intersegment elimination                        (53.8)          (104.1)
          Total net sales                         $1,579.2         $3,015.7

Operating profit:
     Consumer products:
        North America                                $59.1            $98.2
        Europe                                        12.9             21.7
     Packaging                                        17.4             36.0
     Communications papers                            39.4             61.9
     General corporate expenses                      (14.6)           (23.0)
     Severance and other items                        (2.6)            (5.0)
          Income from operations                    $111.6           $189.8

Net income                                           $37.5            $59.3

Net income per common share                           $.27             $.36

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

      James River reported net income of $30.5 million, or $.18 per share, for the second quarter ended June 30, 1996, compared with $41.0 million, or $.32 per share for the same quarter of the prior year. Net sales for the second quarter were $1,497 million, compared to $1,818 million in the prior year. For the six months ended June 30, 1996, net income was $51.0 million, or $.25 per share, compared with $67.5 million, or $.46 per share in 1995. Net sales for the first six months of 1996 were $2,983 million compared to $3,486 million in 1995. The comparability of these results was impacted by nonrecurring charges and by the spin-off to shareholders of Crown Vantage Inc. ("Crown Vantage") in August, 1995 (see Note 10 of Notes to Consolidated Financial Statements).

Items Affecting Comparability

      Nonrecurring charges for the quarters and six months ended June 30, 1996, and June 25, 1995, were as follows (in millions, except per share amounts):

                           June 30, 1996          June 25, 1995

                               Net                     Net
                               Income  Per             Income  Per
                        Gross  Impact  Share    Gross  Impact  Share
Quarters ended:
  Severance costs        $4.9    $3.0   $.04     $2.6    $1.7   $.02
  Net loss on asset
   divestitures           2.1     1.2    .02

     Total               $7.0    $4.2   $.06     $2.6    $1.7   $.02

Six months ended:
  Severance costs       $18.7   $11.4   $.14     $5.0     $3.6   $.04
  Net loss on asset
   divestitures          11.7     7.1    .08

     Total              $30.4   $18.5   $.22     $5.0     $3.6   $.04

    The comparability of results was also affected by James River's spin-off of Crown Vantage to common shareholders in August 1995, which included a large part of what was formerly James River's Communications Papers Business as well as the specialty paper-based portion of its Packaging Business. On a pro forma basis, excluding the results attributable to the operations spun off to Crown Vantage and the nonrecurring items, net income would have been $39.2 million, or $.29 per share in the second quarter of 1995 and $62.9 million, or $.40 per share for the six months ended June 25, 1995.

North American Consumer Products Business

     Operating profits for the North American Consumer Products Business increased by 3%, from $58.4 million in the second quarter of 1995 to $60.4 million in the current quarter, while net sales increased by 2% over the same period, from $687 million to $698 million. The increase in sales for the second quarter was largely due to increases in volumes of approximately 20% in the club market offset slightly by a 4% decrease in net sales in the commercial market. The decline in net sales in the commercial market stems from volume and pricing decreases in the foodservice product lines. Net sales of retail products were comparable to those of the prior year's second quarter. Operating profits benefited by the increase in club volume, the decrease in raw material costs, including pulp and wastepaper costs, and benefits of cost reduction initiatives. For the six months ended June 30, 1996 operating profits were $127.8 million, an increase of 32% over the comparable six months in 1995, on a 6% increase in net sales for those same periods. The six month results reflect pricing increases in the retail products early in the year, increase in club volumes and reductions in raw material costs.

     In April, following similar moves by competitors, James River announced a reduction in list prices of products sold in the U.S. retail market. Prices for retail bathroom tissue were reduced by 8.6% effective April 22 and prices for retail paper towels and napkins were reduced by 5.3% and 5.5%, respectively, effective June
3. The impact of these retail price decreases will be fully reflected in financial results starting in the third quarter of 1996. Because of seasonality in retail tabletop markets, the third quarter's results for this market are expected to decline from those reported in the second quarter.

European Consumer Products Business

     Operating profits for the European Consumer Products Business more than tripled to $41.8 million, compared to $12.9 million in the second quarter of 1995, while net sales were fairly level over the same period, at $427 million in 1996 from $429 million. Operating profits for this business for the six months ended June 30, 1996 improved to $66.6 million from $21.7 million for the same period in the prior year on a 6% increase in net sales. The improvement in the European Consumer Products Business' results for both periods was attributable to a combination of stronger finished products volumes, lower raw material costs and continuing cost reductions. Finished products volumes were approximately 7% above the prior year level, reflecting a combination of (i) weaker than normal 1995 volumes resulting from price increase initiatives, (ii) new product introductions benefiting 1996 volumes and (iii) growth of volumes in certain smaller markets such as Spain and the Netherlands. Due to significant declines in the cost of market pulp, pricing was under pressure during the quarter, creating both list prices decreases and trade promotional spending increases. As a net buyer of approximately 450,000 tons per year of market pulp, the European
Consumer Products Business has benefited from lower average pulp costs in 1996.

Packaging Business

     Excluding the results attributable to the operations spun off to Crown Vantage, operating profits for the Packaging Business improved to $24.1 million and to $50.2 million in the current quarter and first six months, respectively, both 39% above the $17.4 million and $36.0 million reported on a pro forma basis for the comparable periods of the prior year. Pro forma net sales declined 12% to $315 million from $358 million for the current quarter and 8% to $648 million from $704 million for the six months compared to prior year. The improved profitability was principally attributable to mix upgrades and raw material and other cost reductions, partially offset by unit volume declines. Average prices for folding cartons were higher than prior period levels, while pricing for foodservice products and flexible packaging were relatively flat. The cost of pulp and wastepaper were below both the prior year's second quarter and six month levels. For both the quarter and six months ended June 30, 1996, the operations to be sold with the Flexible Packaging group (expected to close in the third quarter) and inks locations comprised 4% of the Company's consolidated and 16% of the Packaging Business' operating profits.

Communications Papers Business

      On a pro forma basis, excluding the results attributable to the operations spun off to Crown Vantage, operating profits for the Communications Papers Business declined to $3.1 million in the second quarter of 1996 from $39.4 million in 1995 and the operating profits for the six months decreased to $7.2 million from $61.9 million for the same period in 1995. On this same basis, net sales declined by 32%, to $107 million in the second quarter of 1996 from $157 million in the prior year and net sales for the six months decreased 28% to $214 million from $298 million in the prior year. Sales and profitability were negatively impacted by a combination of declining selling prices for uncoated free sheet grades of paper, and reduced demand, continuing a trend begun in the fourth quarter of 1995. Second quarter pricing for uncoated free sheet was 20% to 30% below last year's second quarter and volumes decreased 9% below the prior year's quarter.

Other Income and Expense Items

     General corporate expenses totaled $23.6 million and $46.2 million in the second quarter and first six months of 1996, respectively, compared to $17.0 million and $26.8 million for the same periods in the prior year. The majority of the increase was related to costs incurred in installing new integrated management information systems to support the Company's cost reduction programs. Interest expense decreased from $121.8 million to $88.1 million between the first six months of 1995 and the first six months of 1996. This decrease was attributable to a reduction in average outstanding debt of approximately $770 million since June 25, 1995. Other income decreased to $8.4 million in the first six months of 1996 from $17.6 million in 1995, principally due to reduced earnings of pulp-producing unconsolidated affiliates. The change in the effective tax rate for 1996 is discussed in Note 5 of Notes to Consolidated Financial Statements.

Financial Condition

     Cash provided by operating activities totaled $358.5 million for the six months ended June 30, 1996, compared with $285.4 million provided in the comparable period of 1995. The Company's current ratio was 1.6 as of June 30, 1996, and 1.7 as of December 31, 1995, while working capital decreased to $660 million from $772 million for the same periods. The decrease in working capital was principally due to a reduction in the European Consumer Products Business' inventories resulting from the lower cost of purchased raw materials and increased sales volumes.

     Capital expenditures were $185.7 million for the first six months of 1996, compared to $208.7 million for the same period of 1995. The Company realized cash proceeds of approximately $67 million during the first six months of 1996 from the sale of the specialty operations and the contribution of the Handi-Kup foam cup operations to a joint venture as further described in Note 2 of Notes to Consolidated Financial Statements.

     Total indebtedness decreased by $232 million, from $2,548 million as of December 31, 1995, to $2,316 million as of June 30, 1996, due to the application of asset divestiture proceeds, operating cash flows and the positive impact of foreign currency translation. As of June 30, 1996, the Company had outstanding borrowings of approximately $729 million supported by revolving credit facilities, including $414 million outstanding under such facilities, $87 million of commercial paper and $228 million of money market notes. Total outstanding debt as of June 30, 1996, included approximately $1,509 million of fixed rate and $807 million of floating rate obligations.
Note 7 of Notes to Consolidated Financial Statements describes the Company's interest rate swap agreements and foreign currency contracts.

     James River's ratio of total debt to total capitalization decreased to 50.8% as of the end of the second quarter, from 51.3% as of the prior year end, resulting from the decrease in debt levels. For purposes of this calculation, the Company defines total capitalization as the sum of current and long-term debt, preferred and common equity and minority interests. As of June 30, 1996, the consolidation of Jamont no longer included minority interests of approximately $151 million pursuant to the Europaper put agreement (See Note 2 of Notes to Consolidated Financial Statements). Under the most restrictive provisions of the Company's debt agreements, James River had additional borrowing capacity of approximately $1 billion and net worth in excess of the minimum requirements specified by such agreements of approximately $400 million as of June 30,1996.

     In April 1996, James River announced the signing of a definitive agreement with Printpack Inc. of Atlanta, Georgia for the sale of the Company's Flexible Packaging division for gross cash proceeds of $365 million. James River also completed of the sale of the Company's specialty operations business to The Fonda Group for approximately $30 million in cash and other securities having a face value of $17 million. (See Note 2 to Notes to Consolidated Financial Statements.) Proceeds from these and other asset divestitures are expected to be used to finance the settlement of the Europaper put and reduce long-term debt, and are part of the Company's 1996 goal of generating $500 million in proceeds from divestitures.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

     As previously disclosed, James River had been notified by the EPA of a civil action filed in the federal court in New Hampshire related to certain environmental violations at the Company's previously owned Berlin, New Hampshire, mill. The Company agreed to a settlement of $200,000 as well as the implementation of environmentally beneficial capital improvements which cost approximately $500,000. As part of the Company's spin-off of certain of its assets to Crown Vantage Inc. on August 25, 1995, the liability for the penalty and the supplemental environmental improvement projects was transferred to Crown Vantage Inc. However, the consent decree requires James River to pay the penalty in the event Crown Vantage Inc. fails to do so.


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

          Exhibit                                             Starts
          Number                Description                  on Page
          11     Computation of Earnings per Share -- filed
                 herewith.                                     20

          27(a)  Financial  Data  Schedules for the six
                 months ended June 30, 1996,
                 (filed electronically only).

          27(b) Financial Data Schedules restated for the six months ended June 25, 1995, (filed electronically only).

     (b)  Reports on Form 8-K:

          During the quarter ended June 30, 1996, and subsequent thereto, the Company filed the following Current Reports on Form 8-K:

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

                            JAMES RIVER CORPORATION of Virginia



                            By:/s/William A. Paterson
                                  William A. Paterson
                                  Senior Vice President and Controller
                                  (Principal Financial and Accounting Officer)


Date:  August 9, 1996