Form 10-Q
period 1996-09-29
JAMES RIVER CORP OF VIRGINIA
filed 1996-11-12
CIK 53117

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended:  September 29, 1996  Commission File Number:  1-7911


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

                              Yes      X                 No

Number of shares of $.10 par value common stock outstanding as of November 1, 1996:

                                86,069,211 shares

                             JAMES RIVER CORPORATION
                                   of Virginia
                          QUARTERLY REPORT ON FORM 10-Q
                               September 29, 1996


                                TABLE OF CONTENTS

                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

         ITEM 1.  Financial Statements:

          Consolidated Balance Sheets as of September 29, 1996 and
           December 31, 1995                                                  3

          Consolidated Statements of Operations for the quarters and
           nine months ended September 29, 1996 and September 24, 1995        5

          Consolidated Statements of Cash Flows for the nine months
           ended September 29, 1996 and September 24, 1995                    6

          Notes to Consolidated Financial Statements                          7

         ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       13


PART II.  OTHER INFORMATION:

         ITEM 1.  Legal Proceedings                                          17

         ITEM 2.  Changes in Securities                                      17

         ITEM 3.  Defaults Upon Senior Securities                            17

         ITEM 4.  Submission of Matters to a Vote of Security Holders        17

         ITEM 5.  Other Information                                          17

         ITEM 6.  Exhibits and Reports on Form 8-K                           18

         SIGNATURES                                                          19

PART I.    FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                    September 29, 1996 and December 31, 1995
                        (in millions, except share data)

                                                          September    December
                                                               1996        1995
                                                               ----        ----
ASSETS

Current assets:
  Cash and cash equivalents                              $     62.5  $     66.1
  Accounts receivable                                         787.2       847.3
  Inventories                                                 646.3       821.4
  Prepaid expenses and other current assets                    36.2        52.3
  Deferred income taxes                                        79.8        83.4

    Total current assets                                    1,612.0     1,870.5

Property, plant and equipment                               5,794.0     6,181.0
Accumulated depreciation                                   (2,070.4)   (2,106.9)

    Net property, plant and equipment                       3,723.6     4,074.1

Investments in affiliates                                     152.9       146.8

Other assets                                                  403.8       395.8

Goodwill                                                      732.4       771.7

    Total assets                                         $  6,624.7  $  7,258.9


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS, Continued
                        (in millions, except share data)

                                                 September  December
                                                      1996      1995
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 547.8   $ 560.5
  Accrued liabilities                                552.6     493.7
  Current portion of long-term debt                   13.3      44.8


    Total current liabilities                      1,113.7   1,099.0


Long-term debt                                     2,033.6   2,503.0
Accrued postretirement benefits
  other than pensions                                458.0     464.7
Deferred income taxes                                461.7     489.3
Other long-term liabilities                          278.2     448.7


   Total liabilities                               4,345.2   5,004.7


Preferred stock, $10 par value, 5,000,000
  shares authorized, issuable in series;
  shares outstanding, 3,630,581                      738.4     740.3

Common stock, $.10 par value, 150,000,000
  shares authorized; shares outstanding,
  September 29, 1996 -- 85,964,212 and
  December 31, 1995 -- 84,890,342                      8.6       8.5

Additional paid-in capital                         1,300.4   1,294.1
Retained earnings                                    232.1     211.3


    Total shareholders' equity                     2,279.5   2,254.2


    Total liabilities and shareholders' equity   $ 6,624.7  $7,258.9



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Quarters (13 Weeks) and Nine Months (39 Weeks) Ended
                    September 29, 1996 and September 24, 1995
                     (in millions, except per share amounts)

                                            Third Quarter          Nine Months
                                          1996        1995       1996      1995

Net sales                             $1,407.4    $1,734.7   $4,390.8  $5,220.2
Cost of goods sold                     1,024.4     1,322.7    3,250.2   4,049.4
Selling and administrative expenses      252.1       271.6      804.1     799.5
Severance and other items
  expenses (income)                      (30.3)       20.8         .1      25.8

    Income from operations               161.2       119.6      336.4     345.5

Interest expense                          40.4        54.5      128.5     176.3
Other income, net                          6.1        15.3       14.5      32.9

    Income before income taxes
       and minority interest             126.9        80.4      222.4     202.1

Income tax expense:
    Tax on current income                 55.9        34.6       97.9      86.9
    Effect of tax rate change                          8.3                  8.3

      Total income tax expense            55.9        42.9       97.9      95.2

     Income before minority interests     71.0        37.5      124.5     106.9

Minority interests                         (.1)        (.2)      (2.6)     (2.1)

    Net income                           $70.9      $ 37.3    $ 121.9   $ 104.8

Preferred dividend requirements           (8.1)      (14.6)     (43.9)    (43.8)

    Net income applicable to common
     shares                              $62.8      $ 22.7    $  78.0   $  61.0
Net income per common share
   and common share equivalents          $ .62      $  .27    $   .91   $   .73

Cash dividends per common share          $ .15      $  .15    $   .45   $   .45

Weighted average number of common shares
   and common share equivalents           101.4       84.8       85.7      84.2







                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Nine Months (39 Weeks) Ended
                    September 29, 1996 and September 24, 1995
                                  (in millions)
                                                               1996        1995

Cash provided by (used for) operating activities:
  Net income                                                $ 121.9     $ 104.8
  Depreciation expense and cost of timber harvested           304.2       352.3
  Amortization of goodwill                                     15.8        17.2
  Deferred income tax provision                                32.7        19.4
  Equity in earnings of unconsolidated affiliates              (5.7)      (18.4)
  Dividends received from unconsolidated affiliates             7.8        20.1
  Severance and other items                                      .1        25.8
  Retirement benefits expense in excess of funding             (3.2)        9.5
  Change in current assets and liabilities:
    Accounts receivable                                          .3       (63.8)
    Inventories                                                77.2       (54.3)
    Prepaid expenses and other current assets                   6.3        (5.6)
    Accounts payable and accrued liabilities                   52.9        45.7
  Other, net                                                  (38.4)      (12.1)

      Cash provided by operating activities                   571.9       440.6

Cash provided by (used for) investing activities:
  Expenditures for property, plant and equipment             (287.8)     (315.6)
  Cash paid for acquistions, net                             (199.9)
  Cash received from sale of assets                           440.9         8.5
  Proceeds on sale of partnership option                                   22.2
  Other, net                                                    5.9        18.7

      Cash used for investing activities                      (40.9)     (266.2)

Cash provided by (used for) financing activities:
  Additions to long-term debt                                   3.4         7.8
  Payments of long-term debt                                 (469.9)     (659.9)
  Proceeds on spin-off of Crown Vantage Inc.                              480.4
  Common and preferred stock cash dividends paid              (69.9)      (80.8)
  Common stock issued on exercise of stock options              3.7        62.5
  Other, net                                                   (1.9)

      Cash used for financing activities                     (534.6)     (190.0)

Decrease in cash and cash equivalents                          (3.6)      (15.6)
Cash and cash equivalents, beginning of period                 66.1        59.3

Cash and cash equivalents, end of period                    $  62.5     $  43.7


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis  of  Presentation

     In the  opinion of  management,  the  accompanying  unaudited  consolidated financial statements of James River Corporation of Virginia and Subsidiaries (the "Company" or "James River") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 29, 1996, and its results of operations for the quarters (13 weeks) and the nine months (39 weeks) ended September 29, 1996 and September 24, 1995, and its cash flows for the nine months then ended. The balance sheet as of December 31, 1995, was derived from audited financial statements as of that date. The results of operations for the nine months ended September 29, 1996, are not necessarily indicative of the results to be expected for the full year.

     In 1995, the Company changed the fiscal year end of Jamont N.V. ("Jamont"), the Company's European Consumer Products subsidiary, from November 30 to December 31 to eliminate the one-month lag in reporting. Results for the quarter and nine months ended September 24, 1995, have been restated. Certain amounts in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.

2.  Acquisitions  and  Dispositions

     On September 3, 1996, the Company purchased the remaining 14% minority interest in Jamont N.V., under an existing put and call agreement, from Europaper Inc. ("Europaper") for $199.9 million. Prior to the settlement, James River's consolidation of Jamont N.V. included the Europaper minority interest at a book value of $151 million. Concurrent with the receipt of the put exercise notice from Europaper on June 29, 1996, James River recorded the acquisition of the remaining 14% minority interest under the purchase method of accounting.

     On August 22, 1996, the Company completed the sale of its Flexible Packaging group for gross cash proceeds of $372.7 million. The Flexible
Packaging group included ten manufacturing facilities with 2,200 employees. These facilities included four lamination and coating plants, five film and converting plants, and a rigid plastics container plant. Net assets sold totaled $333.4 million, net of total liabilities of $10.3 million. For the nine months ended September 29, 1996, the Flexible Packaging group reported net sales of $285 million and operating profit of $2.4 million. Proceeds from this transaction were used to settle the Europaper put and reduce long-term debt.

     Effective May 5, 1996, James River completed the sale of its specialty operations business, which was a part of the North American Consumer Products Business, for cash proceeds of approximately $30 million and a combination of subordinated long-term notes and preferred stock. The specialty operations business, with annual sales of approximately $125 million, , consisted of a party goods facility, a specialty mill, and a foodservice specialties plant. In January 1996, the Company completed the formation of a joint venture of its Handi-Kup foam cup operations, formerly part of the North American Consumer Products Business, with the WinCup foam cup operations of Benchmark Corporation of Delaware. The Handi-Kup operations contributed to the joint venture included four foam cup plants, with 1995 net sales of approximately $96 million. James River received consideration of $26 million of cash, approximately $10 million face value of subordinated long-term notes, and a 45% minority interest in the joint venture.

 3.  Severance and Other Items

     Results for the first nine months of 1996 included net nonrecurring charges of $.1 million consisting of $35.3 million ($21.7 million net of tax benefits, or $.26 per share) for costs related to severance and exit costs for approximately 500 employees primarily at Corporate and North American Consumer Products Business locations and approximately 80 employees at European Consumer Products locations offset by net gains on business unit dispositions of $35.2 million ($17.0 million net of tax benefits, or $.20 per share) at Packaging and North American Consumer Products business locations. During the past nine months, the Company made severance payments on current and prior year accruals of $13.7 million. Results for the first nine months of 1995 included nonrecurring charges of $25.8 million ($17.6 million net of tax benefits and minority interests, or $.20 per share) comprised of $21.0 million in severance costs and $4.8 million of transaction costs associated with the spin-off of Crown Vantage Inc.$4.8 million of transaction costs associated with the spin-off of Crown Vantage Inc.

4.   Other Income

     The components of other income were as follows for the nine months ended September 29, 1996, and September 24, 1995 (in millions):
                                          September      September
                                               1996           1995

Interest and investment income            $     5.4      $     6.4
Equity in earnings of
  unconsolidated affiliates                     5.7           17.9
Gain on sale of assets                          5.2            4.3
Foreign currency exchange gain (loss)            .4            (.5)
Other, net                                     (2.2)           4.8

    Total other income                    $    14.5      $    32.9


5.   Income Taxes

     The Company's effective income tax rate was 44% for the nine months ended September 29, 1996, compared to 43% for the first nine months of 1995. The increase in the effective tax rate from the prior year was primarily due to the relative size of non-tax-deductible permanent differences.

6.   Inventories

     The components of inventories were as follows as of September 29, 1996, and December 31, 1995 (in millions):
                                                     September     December
                                                          1996         1995

Raw materials                                       $    143.2    $   197.1
Finished goods and work in process                       414.7        557.6
Stores and supplies                                      135.6        151.4

                                                         693.5        906.1
Reduction to state certain inventories
  at last-in, first-out cost                             (47.2)       (84.7)


    Total inventories                               $    646.3    $   821.4



7.       Financial Instruments

     The estimated fair value of the Company's $1,286 million notional amount of interest rate swaps was a liability of $25 million as of September 29, 1996, compared to a liability of $3 million as of December 31, 1995. The estimated fair value of the Company's debt portfolio decreased to a liability in excess of book value of $56 million as of September 29, 1996, from a liability in excess of book value of $152 million as of December 31, 1995. As of September 29, 1996, the carrying value of foreign exchange contracts was a net liability of $59 million and the estimated fair value of such contracts was a net liability of $89 million, compared to net liabilities of $87 million and $108 million, respectively, as of December 31, 1995. Additionally, as of September 29, 1996, the pay-in-kind notes and related accrued interest received from the spin-off of Crown Vantage Inc. with original gross book values totaling $89 million had a fair value of approximately $94 million. The estimated fair values were based on quoted market prices of comparable instruments and current market rates as of September 29, 1996, and December 31, 1995.


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

               In December 1993, the U.S. Environmental Protection Agency ("EPA") published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions ("cluster rules"). The final rules are likely to be issued in early 1997, with a nominal compliance date of 2000. These rules may require significant changes in the pulping and/or bleaching process presently used in some U.S. pulp mills, including several of James River's mills. The implementation of the rules could materially increase the Company's capital expenditures between 1998 and 2000. Based on its evaluation of the rules as they are currently expected to be issued, the Company believes that capital expenditures of approximately $100 million over a period of three or more years may be required to bring James River's facilities into compliance. This estimate could change, depending on several factors, including changes to the proposed regulations, new developments in control and process technology, and inflation.

               In addition, James River has been identified as a potentially responsible party ("PRP"), along with others, at various EPA designated Superfund sites and is involved in remedial investigations and actions under federal and state laws. It is James River's policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. As of September 29, 1996, James River's accrued environmental liabilities, including remediation and landfill closure costs, totaled $23.0 million. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRP's. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position but could have a material effect on consolidated results of operations in a given quarter or year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

         (b) Bondholder Litigation:

               In 1994, James River was sued in Morgan County, Alabama, in a class action and in Bridgeport, Connecticut, by certain former holders of James River's 10-3/4% Debentures due October 1, 2018. Most of these Debentures were retired by means of a tender offer to all holders commenced on September 18, 1992. The remainder were redeemed on November 2, 1992. Merrill Lynch & Co., which acted as James River's dealer manager for the tender, is also named as a defendant in the Alabama case. In general, the complaints allege violations of a covenant prohibiting use of lower cost borrowed funds to redeem the Debentures before October 1, 1998, and of various disclosure obligations, and seek damages in excess of $50 million plus punitive damages in excess of $500 million. The Alabama case has been certified as a class action and holders of approximately one-half of the Debentures elected not to be part of the class. Most of the holders electing out of the class are plaintiffs in the Connecticut case. James River believes that these claims are without merit and intends to defend them vigorously.

               In May 1996, James River settled the claim of Teachers Insurance and Annuity Association of America which had held approximately 16.54% of the Debentures, for $425,000 plus reimbursement of attorneys' fees.

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

 9.  Segment Information

     James River's net sales and income from operations by business segment were as follows for the quarters and nine months ended September 29, 1996, and September 24, 1995 (in millions):
                                          Third Quarter        Nine Months
                                       September September  September September
                                            1996      1995       1996      1995

Net sales:
  Consumer products:
     North America                     $   644.8 $   700.1  $ 2,014.3 $ 1,996.3
     Europe                                418.6     405.6    1,284.8   1,222.2
  Packaging                                271.0     411.2      919.3   1,263.0
  Communications papers                    107.7     269.7      321.4     896.9
  Intersegment elimination                 (34.7)    (51.9)    (149.0)   (158.2)


    Total net sales                    $ 1,407.4 $ 1,734.7  $ 4,390.8 $ 5,220.2

Operating profit (loss):
  Consumer Products:
     North America                     $    82.9 $    77.2  $   210.7 $   174.0
     Europe                                 47.8       8.5      114.4      30.2
  Packaging                                 20.5       8.5       70.7      43.0
  Communications papers                      5.0      60.8       12.2     165.5
  General corporate expenses               (25.3)    (14.6)     (71.5)    (41.4)
  Severance and other items
   income (expense)                         30.3     (20.8)       (.1)    (25.8)

    Income from operations             $   161.2 $   119.6 $    336.4 $   345.5

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

Pro Forma Consolidated Operating Data       Quarter Ended    Nine Months Ended
(in millions, except per share data)   September 24, 1995   September 24, 1995

Net sales:
     Consumer products:
        North America                        $     702.2          $   2,004.3
        Europe                                     405.6              1,222.2
     Packaging                                     357.7              1,061.2
     Communications papers                         153.4                451.0
     Intersegment elimination                      (51.1)              (155.2)


          Total net sales                     $  1,567.8          $   4,583.5

Operating profit:
     Consumer products:
        North America                         $     77.8          $     176.0
        Europe                                       8.4                 30.1
     Packaging                                      11.3                 47.3
     Communications papers                          39.1                101.0
     General corporate expenses                    (12.5)               (35.5)
     Severance and other items                     (20.8)               (25.8)

          Income from operations              $    103.3          $     293.1

Net income                                    $     31.8          $      91.1

Net income per common share                   $      .20          $       .56



11.  Subsequent Event

     In October 1996, James River completed the sale of the CZ Inks Division, which was a part of the Packaging Business, with sales of approximately $35 million for the nine months ended September 29, 1996, to Progressive Ink Company, LLC, for gross cash proceeds of approximately $27 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

     James River reported net income of $70.9 million, or $.62 per share, for the third quarter ended September 29, 1996, compared with $37.3 million, or $.27 per share for the same quarter of the prior year. Net sales for the third quarter were $1,407 million, compared to $1,735 million in the prior year. For the nine months ended September 29, 1996, net income was $121.9 million, or $.91 per share, compared with $104.8 million, or $.73 per share in 1995. Net sales for the first nine months of 1996 were $4,391 million compared to $5,220 million in 1995. The comparability of these results was primarily impacted by nonrecurring charges, the Flexible Packaging group divestiture in August of 1996, and the spin-off to shareholders of Crown Vantage Inc. (Crown Vantage) in August, 1995 (see Note 10 of Notes to Consolidated Financial Statements).

Items Affecting Comparability

     Nonrecurring severance and other items for the quarters and nine months ended September 29, 1996, and September 24, 1995, were as follows (in millions, except per share amounts):

                                    September 29, 1996      September 24, 1995

                                            Net                     Net
                                          Income      Per         Income   Per
                                 Gross    Impact     Share  Gross Impact  Share

Quarters ended:
  Severance and related
    exit costs                     $16.6   $10.4     $.10   $16.0    $9.9  $.11
  Net gain on asset divestitures   (46.9)  (24.2)   ($.24)
  Spin-off transaction costs                                  4.8     4.1   .05

   Total expense (income)         ($30.3) ($13.8)   ($.14)  $20.8   $14.0  $.16

Nine months ended:
  Severance and related
    exit costs                     $35.3   $21.7     $.26   $21.0   $13.5  $.15
  Net gain on asset divestitures   (35.2)  (17.0)    (.20)
  Spin-off transaction costs                                  4.8     4.1   .05

     Total expense                   $.1    $4.7     $.06   $25.8   $17.6  $.20

     In the third quarter of 1996, the Company completed the divestiture of its Flexible Packaging group. The Flexible Packaging group operations comprised $63 million and $128 million in net sales, and $(2.8) million and $(7.6) million in operating losses in the third quarter of 1996 and 1995, respectively, and $285 million and $363 million in net sales and $2.4 million and $(11.0) million in operating profit (loss) for the nine months ended September 29, 1996, and September 24, 1995, respectively.

     The comparability of results was also affected by James River's spin-off of Crown Vantage to common shareholders in August 1995, which included a large part of what was formerly James River's Communications Papers Business as well as the specialty paper-based portion of its Packaging Business. On a pro forma basis, excluding the results attributable to the operations spun off to Crown Vantage, net income would have been $31.8 million, or $.20 per share in the third quarter of 1995 and $91.1 million, or $.56 per share for the nine months ended September 24, 1995.

North American Consumer Products Business

     Operating profits for the North American Consumer Products Business increased by 7%, from $77.2 million in the third quarter of 1995 to $82.9 million in the current quarter, while net sales decreased by 8% over the same period, from $700 million to $645 million. The decrease in sales for the third quarter was largely due to decreases in net sales of 3% and 5% in the retail and commercial markets, respectively, partially offset by volume gains of approximately 26% in the club market. The retail market's net sales declined primarily due to average selling price decreases for towel and tissue products. The decline in net sales in the commercial market stems from volume and pricing decreases in the foodservice product lines. Operating profits continue to benefit from the increase in club volume, decrease in raw material costs, including pulp and wastepaper costs, and the benefit of cost reduction initiatives. For the nine months ended September 29, 1996 operating profits were $210.7 million, an increase of 21% over the comparable nine months in 1995, on relatively flat net sales levels for those same periods reflecting reductions in raw material costs and continued cost reduction benefits.

European Consumer Products Business

     Operating profits for the European Consumer Products Business climbed to $47.8 million in the current quarter, more than five times the $8.5 million reported in the third quarter of 1995, while net sales improved over the same period to $419 million in 1996 from $406 million in 1995. Operating profits for this business for the nine months ended September 29, 1996, improved to $114.4 million from $30.2 million for the same period in the prior year on a 5% increase in net sales. The improvement in the European Consumer Products Business' results for both periods was attributable to a combination of stronger finished products volumes, lower raw material costs and continuing cost reductions. Finished products volumes were approximately 7% above the prior year level, reflecting a combination of (i) weaker than normal 1995 volumes resulting from price increase initiatives, (ii) product expansions benefiting 1996 volumes and (iii) growth of volumes in certain smaller markets such as Spain, Italy and the Netherlands. The volume increases have been somewhat offset by increases in trade promotional spending as pricing has come under pressure due to significant declines in the cost of market pulp. As a net buyer of approximately 450,000 tons per year of market pulp, the European Consumer Products Business has benefited from the lower average pulp costs in 1996.

Packaging Business

    Excluding the results attributable to the operations spun off to Crown Vantage and the sale of the Flexible Packaging group, operating profits for the Packaging Business improved to $23.3 million and to $68.3 million in the current quarter and first nine months, respectively, an increase of 23% in the quarter and 17% for the nine months above the $18.9 million and $58.3 million for the comparable periods of the prior year. Net sales, adjusted for both the Crown Vantage and Flexible Packaging transactions, declined 10% to $208 million from $230 million for the current quarter and 9% to $634 million from $698 million for the nine months compared to prior year. The improved profitability was principally attributable to raw material and other cost reductions, partially offset by unit volume declines. The cost of pulp and wastepaper were below both the prior year's third quarter and nine month levels. For the nine months ended September 29, 1996, the operations sold with the Flexible Packaging group (closed in August 1996) and the CZ Inks Division (closed October 1996) comprised less than one percent of the Company's consolidated operating profits and 9% of the Packaging Business' operating profits.

Communications Papers Business

     On a pro forma basis, excluding the results attributable to the operations spun off to Crown Vantage, operating profits for the Communications Papers Business declined to $5.0 million in the third quarter of 1996 from $39.1 million in 1995 and the operating profits for the nine months decreased to $12.2 million from $101.0 million for the same period in 1995. On this same basis, net sales declined to $108 million and to $321 million in the current quarter and first nine months, respectively, both 29% below the $153 million and $451 million reported for the comparable periods of the prior year. Sales and profitability were negatively impacted by a combination of declining selling prices for uncoated free sheet grades of paper and reduced demand, continuing a trend begun in the fourth quarter of 1995. Third quarter pricing for uncoated free sheet was 32% to 37% below last year's third quarter while volumes increased 9% from the prior year's quarter.

Other Income and Expense Items

     General corporate expenses totaled $25.3 million and $71.5 million in the third quarter and first nine months of 1996, respectively, compared to $14.6 million and $41.4 million for the same periods in the prior year. The majority of the increase was related to costs incurred for installing new integrated management information systems to support the Company's cost reduction programs. Interest expense decreased from $176.3 million to $128.5 million between the first nine months of 1995 and the first nine months of 1996. This decrease was attributable to a reduction in average outstanding debt of $501 million during the first three quarters of 1996. Other income decreased to $14.5 million in the first nine months of 1996 from $32.9 million in 1995, principally due to reduced earnings of pulp-producing unconsolidated affiliates. The change in the effective tax rate for 1996 is discussed in Note 5 of Notes to Consolidated Financial Statements.

Financial Condition

     Cash provided by operating activities totaled $571.9 million for the nine months ended September 29, 1996, compared with $440.6 million provided in the comparable period of 1995. The Company's current ratio was 1.5 as of September 29, 1996, and 1.7 as of December 31, 1995, while working capital decreased to $498 million from $772 million for the same periods. The decrease in working capital was principally due to reductions in both the North American and European Consumer Products businesses' inventories resulting from the lower cost of purchased raw materials and increased sales volumes, as well as the disposition of the Flexible Packaging group's assets in August, 1996.

     Capital expenditures were $287.8 million for the first nine months of 1996, compared to $315.6 million for the same period of 1995. The change in capital expenditures was primarily due to the spun-off Crown Vantage operations included in 1995. The Company realized cash proceeds of approximately $441 million during the first nine months of 1996 from the sale of the Flexible Packaging group, the sale of the specialty operations and the contribution of the Handi-Kup foam cup operations to a joint venture as further described in Note 2 of Notes to Consolidated Financial Statements. The Company paid approximately $200 million during the third quarter of 1996 for the acquisition of the remaining 14% interest in Jamont N.V. (See Note 2 of Notes to Consolidated Financial Statements).

     Total indebtedness decreased by $501 million, from $2,548 million as of December 31, 1995, to $2,047 million as of September 29, 1996, due to the application of asset divestiture proceeds, operating cash flows and the positive impact of foreign currency translation. As of September 29, 1996, the Company had outstanding borrowings of approximately $471 million supported by revolving credit facilities, including $386 million outstanding under such facilities, $34 million of commercial paper and $51 million of money market notes. Total outstanding debt as of September 29, 1996, included approximately $1,501 million of fixed rate and $546 million of floating rate obligations. Note 7 of Notes to Consolidated Financial Statements describes the Company's interest rate swap agreements and foreign currency contracts.

     James River's ratio of total debt to total capitalization decreased to 47.2% as of the end of the third quarter, from 51.3% as of the prior year end, resulting from the decrease in debt levels. For purposes of this calculation, the Company defines total capitalization as the sum of current and long-term debt, preferred and common equity and minority interests. As of June 29, 1996, minority interests decreased by approximately $151 million resulting from the consolidation of Jamont pursuant to the Europaper put agreement (See Note 2 of Notes to Consolidated Financial Statements). Under the most restrictive provisions of the Company's debt agreements, James River had additional borrowing capacity of approximately $1.48 billion and net worth in excess of the minimum requirements specified by such agreements of approximately $440 million as of September 29, 1996.

     In October 1996, James River completed the sale of the CZ Inks Division of the Packaging Business to Progressive Ink Company, LLC, for gross cash proceeds of approximately $27 million.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     As previously disclosed, James River had been notified by the EPA of a civil action filed in the federal court in New Hampshire related to certain environmental violations at the Company's previously owned Berlin, New Hampshire, mill. The Company agreed to a settlement of $200,000 as well as the implementation of environmentally beneficial capital improvements which cost approximately $500,000. As part of the Company's spin-off of certain of its assets to Crown Vantage Inc. on August 25, 1995, the liability for the penalty and the supplemental environmental improvement projects was transferred to Crown Vantage Inc. The penalty was paid by Crown Vantage Inc. during the quarter ended September 29, 1996, thereby concluding James River's potential liability in this matter.

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

             Exhibit                                                     Starts
              Number                 Description                        on Page

               10(a)  Employment Agreement for Miles L. Marsh,              E-1
                      dated August 22, 1996, filed herewith.

               10(b)  Form of Employment Agreement for Executive            E-2
                      Officers, filed herewith.

               11     Computation of Earnings per Share, filed herewith      20

               27(a) Financial Data Schedules for the nine months ended September 29, 1996, (filed electronically only).

               27(b) Financial Data Schedules restated for the nine months ended September 24, 1995, (filed electronically only).


         (b)      Reports on Form 8-K:

         During the quarter ended September 29, 1996, and subsequent thereto, the Company filed the following Current Reports on Form 8-K:

                  Date of Report                       Event Reported

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     JAMES RIVER CORPORATION of Virginia

                                     By:/s/William A. Paterson
                                     --------------------------

                                     William A. Paterson
                                     Senior Vice President and Controller
                                    (Principal Financial and Accounting Officer)


Date:  November 8, 1996