Form 10-K
period 1996-12-29
JAMES RIVER CORP OF VIRGINIA
filed 1997-03-27
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934

                 For the year ended            Commission File
                  December 29, 1996             Number 1-7911

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock, including common stock and depositary shares representing Series P 9% Cumulative Convertible Preferred Stock, held by non-affiliates of the registrant, at close of business,
  February 20, 1997............................................. $2,750,746,261
Number of shares of $.10 par value common stock outstanding, as of February 20, 1997. ............................................86,305,095

Documents Incorporated by Reference:
(1) Portions of the registrant's Annual Report to Shareholders for the year ended December 29, 1996, incorporated into Parts I and II hereof; and (2) Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1997, incorporated into Part III hereof.

                       JAMES RIVER CORPORATION OF VIRGINIA
                           Annual Report on Form 10-K
                                December 29, 1996

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page

Item  1.  Business.........................................................   3

Item  2.  Properties........................................................ 11

Item  3.  Legal Proceedings................................................. 12

Item  4.  Submission of Matters to a Vote of Security Holders................12

          Executive Officers of the Registrant.............................. 13

                                     PART II

Item  5.  Market for Registrant's Common Equity and
           Related Stockholder Matters...................................... 15

Item  6.  Selected Financial Data........................................... 15

Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 15

Item  8.  Financial Statements and Supplementary Data....................... 15

Item  9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................. 16

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................ 16

Item 11.  Executive Compensation............................................ 16

Item 12.  Security Ownership of Certain Beneficial Owners
           and Management................................................... 16

Item 13.  Certain Relationships and Related Transactions.................... 16


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.............................................. 17

                                     PART I


ITEM 1.        BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS

James River Corporation of Virginia (together with its subsidiaries, "James River" or the "Company") was founded in 1969 and is incorporated in the Commonwealth of Virginia. James River is a marketer and manufacturer of consumer products, including towel and tissue and disposable food and beverage service products; as well as packaging, including folding cartons and foodservice products; and communications papers, including business papers and specialty papers. James River is one of the industry leaders in terms of sales within the United States and Europe in towel and tissue products. James River is an industry leader, as measured by sales of disposable foodservice items and folding cartons, within the United States, and, on the West Coast, in uncoated business papers. During its twenty-eight year history, James River has pursued a strategy of internal growth and acquisition which has allowed the Company to significantly expand its business and broaden its product lines. Disclosures made herein are as of December 29, 1996, or for the 52-week year then ended. Portions of the James River Corporation of Virginia Annual Report to Shareholders for the year ended December 29, 1996, (the "1996 Annual Report") are incorporated in this Form 10-K by specific reference.

One of the Company's key strategies in recent years has been to focus on its core, paper technology-based consumer products and packaging businesses. In support of this strategic focus, the Company has entered into a number of transactions in the past few years. The Company's most significant investment during the last five years was in its European Consumer Products subsidiary. In July 1994, the Company increased its share of ownership in the European Consumer Products Business from 43% to 86% at a cost of approximately $575 million. The Company acquired the remaining 14% interest in September, 1996, at a cost of $200 million to bring its ownership to 100%. In the Company's efforts to focus on its core businesses, James River has also divested of a number of non-core operations in 1996 and 1995. In August 1996, the Company completed the sale of its Flexible Packaging group which included four lamination and coating plants, five film and converting plants, and a rigid plastics container plant. Gross cash proceeds of $373 million from the sale were used to purchase the remaining 14% interest in the European Consumer Products Business with the remaining proceeds used to reduce long-term variable-rate borrowings. Additionally, the Company completed the sale of its Inks Division of the Packaging Business in October 1996 for cash proceeds of $27 million and the sale of its Handi-Kup foam cup operations and its specialty operations of the North American Consumer Products Business for proceeds of $52 million and $30 million, respectively. Outstanding debt was reduced by $577 million in 1996 using a combination of net divestiture proceeds and cash flows provided by operations. In 1995, James River spun off Crown Vantage Inc. ("Crown Vantage") which consisted of a large part of its Communications Papers Business along with the specialty paper-based portion of the Packaging Business. As a result of this spin-off, the Company decreased its exposure to the cyclical printing and publishing papers market and reduced debt by $500 million. Acquisitions, dispositions and investments during the three years ended December 29, 1996, are discussed in Notes 2 and 17 of Notes to Consolidated Financial Statements in the 1996 Annual Report, which information is incorporated herein by reference.

The Company continues to focus on reducing costs, intensifying marketing and new product development activities to further strengthen its brands, fixing underperforming businesses, and restructuring its portfolio of assets. The Company currently expects that the rationalization of its portfolio of assets will continue in 1997 and may include, among other items, the divestiture of some of James River's owned timberlands. Future divestiture proceeds and free cash flow will be directed toward capital structure simplification, debt reduction, or possibly, strategic acquisitions.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

James River currently conducts its business in three major segments: (i) the Consumer Products segment, which manufactures and markets paper-based personal care and disposable tabletop products; (ii) the Packaging segment, which provides retail packaging for food and consumer products; and (iii) the Communications Papers segment, which manufactures and markets uncoated business and printing papers serving the commercial printing and office markets. Financial information on the Company's segments for the three years ended December 29, 1996, is presented in Note 16 of Notes to Consolidated Financial Statements and Supplemental Pro Forma Financial Information (Unaudited) in the 1996 Annual Report, which information is incorporated herein by reference.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

Principal Products

James River processes basic raw materials, such as wood, wood pulp, wastepaper, paperboard and plastic resins, into products which generally are close to or in their end use form.

         Consumer Products Business - North America. The North American Consumer Products Business, headquartered in Norwalk, Connecticut, represented approximately 45% of the Company's consolidated sales in 1996 and would have comprised 47% of consolidated sales as the Company was configured at December 29, 1996. This business produces personal care products such as bathroom tissue and towels; and disposable tabletop products such as paper and plastic cups, paper plates, napkins and plastic cutlery. The North American Consumer Products Business is organized along retail and commercial market channels, with each channel carrying both personal care products and tabletop products. The retail group markets a number of popular national brands including QUILTED NORTHERN bathroom tissue; BRAWNY paper towels; VANITY FAIR premium napkins; and DIXIE plates, cups and cutlery; as well as a number of regional brands. Retail products are marketed principally through grocery stores, mass merchants, drug stores and warehouse clubs. The commercial group markets the broadest line of personal care and tabletop products in the industry under the DIXIE, MARATHON and JAMES RIVER - CANADA brand names, as well as a variety of regional brands. A national sales force sells these products to fast food chains, sanitary paper distributors, janitorial supply distributors and foodservice distributors for use in restaurants, hotels, offices, factories and schools.

         Consumer Products Business - Europe. The European Consumer Products Business, headquartered in Brussels, Belgium, comprised approximately 29% of the Company's consolidated sales in 1996 and would have comprised 30% of consolidated sales as the Company was configured at December 29, 1996. The European Consumer Products Business' product lines, which are sold in both the retail and away-from-home markets, include towel and tissue products such as bathroom and facial tissue, paper towels, and tabletop products such as napkins, placemats, cups and plates. The European Consumer Products Business also produces unconverted tissue, feminine hygiene products, as well as various nonwoven products. The European Consumer Products Business' branded products include LOTUS bathroom tissue and VANIA feminine hygiene products, both of which occupy leading positions in the French market, TENDERLY bathroom tissue sold in Italy and COLHOGAR bathroom tissue sold in Spain.

         Packaging Business. The Packaging Business, headquartered in Milford, Ohio, produces packaging for many consumer products and pharmaceutical companies and other diversified businesses throughout the United States. This business accounted for approximately 19% of the Company's consolidated sales in 1996 and would have comprised 15% of consolidated sales as the Company is configured at December 29, 1996. Products provided by this business include folding cartons and paperboard (such as ice cream cartons, cereal boxes and microwave packages), and foodservice products (such as QUILT-RAP and other sandwich wraps, freezer papers and interfolded paper products). Folding cartons are produced from both bleached and recycled paperboard. Folding carton operations are supported by a polyethylene extrusion coating plant and an automated carton die manufacturing plant. Foodservice products utilize paper or paperboard based substrates that are coated, treated, or laminated to create packaging materials suitable for "ready to serve" food products.

         Communications Papers Business. The Company's Communications Papers Business, headquartered in Norwalk, Connecticut, represented approximately 7% of the Company's consolidated sales in 1996 and would have comprised 8% of consolidated sales as the Company is configured at December 29, 1996. The Communications Papers Business is primarily focused on two major product lines: printing and publishing papers and converting and specialty papers. Printing and publishing papers serve the commercial printing and office markets. These products are designed to meet the needs of the printing and publishing markets and are sold either on a direct basis or through merchants and brokers to consumers, publishers and printers. The Company's WORD PRO, XEROBOND and private label business papers are used in offices and by retail printers for copy machines and offset presses. James River also produces numerous recycled business and printing papers including EUREKA! 20, recycled-content office papers, printing papers, forms and envelope converting papers; and EUREKA! copy paper, formsbond and offset printing papers.

Marketing

Marketing of the Company's North American consumer products, packaging products, and communications papers is managed at the product group level and along distribution channels in order to supply customers with a broad line of products and to focus on national and regional market needs. The Company's products are marketed directly to customers both through national and regional sales organizations as well as through outside distributors who focus on specific market segments, including James River's Commercial Products sales force, which markets both personal care and tabletop products to the commercial markets. Regional distribution centers located throughout the United States are utilized to minimize inventories and transportation costs to customers.

Marketing of the Company's products within Europe is similar to the United States. National (i.e. individual country) sales organizations are necessary due to the customer, consumer and cultural differences among countries. Additionally, despite the elimination of many tariffs and trade barriers in Europe, logistics costs remain much higher than in the United States due to infrastructure differences, language issues, varying customer service requirements, and local delivery customs or preferences. Thus, the majority of products are produced and sold within national markets. As customers move in a more pan-European direction via expansion, mergers and cross-border alliances, multi-national sales force cooperation and pan-European sales, marketing and logistics efforts are established to service their changing needs.

New Products

James River is continually enhancing the quality and design of its products, and expanding its product offerings to meet various customer needs. During 1996, each of the Company's three businesses introduced new or expanded products to the marketplace. Within the North American Consumer Products Business, the Company introduced for the retail market, QUILTED NORTHERN ULTRA DOUBLE ROLL bathroom tissue and for the commercial market DIXIE PERFECTOUCH paper hot cup and COMPACT coreless bathroom tissue. The Company's new QUILTED NORTHERN ULTRA DOUBLE ROLL bathroom tissue, a super premium tissue product, is an enhancement to the Company's QUILTED NORTHERN tissue line. The Company's European Consumer Products Business introduced several product enhancements to strengthen its position in markets where it already holds strong branded positions and in emerging markets with high growth potential such as Russia and the Baltic countries. The Company developed and introduced new bathroom tissue (2 ply and 3 ply), kitchen towels and handkerchiefs using innovative embossing techniques.

The Company's Packaging Business provided superior microwave packaging with its patented QWIK WAVE family of products, which was expanded to include QWIK CHECK and MICROFLEX Q. The materials in these microwave packages use microwave energy to crisp and brown foods. During 1996, the Communications Papers Business continued to expand and improve its branded product lines.

Raw Materials and Supplies

James River utilizes a variety of raw materials in its manufacturing processes. These include wood, wood pulp, wastepaper, other natural and synthetic fibrous materials, selected base papers and boards, plastic films, resins and chemicals. James River believes there is generally a sufficient supply of these or substitutable raw materials.

In addition to these materials, pulp and paper production depends on an adequate supply of water, electric power and various forms of fuel. The Company directly generates approximately 20 percent of its electrical power needs internally through turbine-generators and hydroelectric stations, which are located principally in New England, the Midwest and the Southeast. The Company operates or is associated with a number of cogeneration facilities which produce electricity for sale to local utilities and which effectively generate steam used in the papermaking process, while reducing both air and water emissions. James River generates more than one-half of its fuel needs through the utilization of black liquor (which is a by-product of the pulping process), wood waste and other residue.

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

                                                           Capacity
    Pulp Type                                           (Tons Per Year)
    ---------                                           ---------------
    Chemical     ........................................  1,795,000
    Mechanical   .......................................     120,000
    Secondary    .......................................     938,000
                                                          ----------
        Total    ........................................  2,853,000
                                                          ==========
In addition to the Company's internal sources, several types of pulp are purchased from other suppliers in the United States, Canada and other parts of the world. Purchased pulp is used to supply partially integrated paper mills, to obtain types of pulp not produced by the Company, or to minimize transportation costs. James River is a net seller in North America of approximately 200,000 tons per year of market pulp. These market pulp sales are reported in the North American Consumer Products Business. The Company's paper machines in Europe are supplied through a combination of James River's North American pulp production, secondary fiber pulp and purchased chemical pulp. Substantially all of the pulp acquired within the United States is purchased at or below prevailing market prices through the use of volume discounts. James River purchases wastepaper from  a  variety  of  collection  agents  and  outside  vendors  for  use in the production of secondary fiber pulp. Secondary fiber pulp represents approximately 30% of James River's total worldwide pulp production.

Pulpwood and woodchips used in James River's pulp mills are obtained from a combination of owned and leased lands, lands covered by long-term cutting rights agreements, pulpwood and woodchip supply contracts, and open market purchases. All of the timberlands controlled by James River or its affiliates are managed on a sustained-yield basis, and the rate of harvesting is generally equal to or less than the average growth rate. James River presently has controlled access to the timber supply from a total of approximately 3.0 million acres of timberland. Of the total current timber supply, approximately 260,000 acres are located in New England, the Southeast and the Northwest. An additional 2.6 million acres located in Canada are leased by James River-Marathon, Ltd. ("Marathon") and its joint venture affiliate, Dubreuil Forest Products Limited. The remaining 140,000 acres include lands which are subject to cutting rights contracts and managed land programs.

James River also purchases paper and paperboard from outside vendors for use in its converting plants. The largest of these items is bleached paperboard used for folding cartons, plates and cups and as a coating base stock. These products utilize bleached paperboard with weights ranging from standard to very lightweight cup stock. James River produces over 73% of its bleached paperboard needs at its Naheola, Alabama, mill. The balance of the Company's requirements is purchased from outside bleached paperboard producers, over two-thirds of which is acquired pursuant to long-term contracts with prices that are at or below prevailing market prices.

James River purchases a significant amount of plastic resins, which are utilized in the production of tabletop products. The North American Consumer Products Business uses over 160 million pounds per year of polystyrene and polypropylene plastic resins in producing plastic containers; lids for plastic and paper containers; and plastic cutlery. The Company purchases plastic resins pursuant to negotiated arrangements with a variety of suppliers.

Trademarks and  Patents

James River has a large number of trademarks and trade names registered domestically and in certain foreign countries under which it conducts its business. Trademarks include, among others, QUILTED NORTHERN, BRAWNY, VANITY FAIR, NICE 'N SOFT, VANIA, MARINA, DIXIE, SUPERWARE, LOTUS, COLHOGAR, TENDERLY, DIXIE/MARATHON, QUILT-RAP, QWIK CRISP, EUREKA!, and WORD PRO. The Company considers its trademarks, in the aggregate, to be material to its business, and consequently, seeks trademark protection by all available means. The Company also has a variety of material patents and licenses related to its business. While, in the aggregate, the foregoing patents and licenses are of material importance to James River's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the operations of James River.

Seasonal Business

While seasonal variation in demand is not a major factor in the Company's business, the first and fourth quarters of the year are generally the lowest in net sales and operating income. Net sales and profit margins in the Consumer Products Business are generally higher in the spring and summer (second and third quarters) compared to the winter (fourth and first quarters) due to the seasonal volume strength of the retail DIXIE paper cup and plate business during the summer months. In addition, the commercial tissue portion of the Consumer Products Business generally experiences softer sales volumes in the fourth quarter, when many industrial customers are on extended holiday shutdowns. Profit margins for the Company have also historically been lower in the first and fourth quarters because of holiday, vacation and maintenance shutdowns and seasonal energy costs.

Customers

Sales to James River's five largest customers in the aggregate accounted for approximately 16% of consolidated net sales in 1996 and 1995, and 17% in 1994. For 1996, sales to the five largest customers of the Consumer Products Business in North America and Europe accounted for approximately 30% and 27% of sales, respectively; sales to the five largest customers of the Packaging Business represented approximately 22% of its sales; and sales to the five largest customers of the Communications Papers Business accounted for approximately 48% of its sales. There were no individual customers, however, to which sales exceeded 10% of James River's consolidated net sales. The Company's loss of any customer would not have a material adverse effect on the financial condition of the Company.

Order Backlog

In the Consumer Products and Packaging Businesses, the Company maintains product inventories to meet delivery requirements of its customers; therefore, the backlog of customer orders for these segments is not significant. In the Communications Papers Business, the Company's backlogs were generally 10 to 25 days depending on the product, as of December 29, 1996, and 5 to 20 days as of December 31, 1995. Order backlog does not vary substantially on a seasonal basis.

Competition

James River competes domestically and in Europe and is among the largest suppliers of paper products within the segments that they serve. The Company competes on the basis of price, product quality and performance, product development effectiveness, service, and sales and distribution support. In addition, advertising and promotion are important tools for competing for consumer sales. The segment in which the Communications Papers Business operates can be impacted by increased levels of imports from European and other producers when pulp prices are low.

         Consumer Products Business - North America. James River competes in both the retail and commercial channels for sales of towel and tissue products. The retail channel, which is primarily tied to population growth and new household growth, is mature with an annual growth rate of 1% to 2%. The commercial channel has had a slightly higher annual growth rate in recent years; however, it is more significantly affected by downturns in the economy. Marketing of towel and tissue products is generally characterized as being highly competitive. During 1996, approximately two-thirds of the Company's net sales of towel and tissue products were to retail channels and one-third to commercial channels. Towel and tissue production in the U.S. is concentrated among a few large manufacturers and certain smaller regional producers. Based on industry sales volume statistics, James River is one of the largest U.S. manufacturers, along with Chesapeake Corporation, Fort Howard Corporation, Georgia-Pacific Corporation, Kimberly-Clark Corporation and The Procter & Gamble Company.

James River has one of the broadest and most diversified tabletop product lines. Approximately 56% of the Company's tabletop sales are to the retail channel and 44% are to the commercial channel. In the retail tabletop channel, James River believes it holds a leading position along with The Solo Cup Company and Tenneco Corporation. In the commercial channel, James River also believes it holds a leading position along with Sweetheart Cup Company, Inc.

Several factors contribute to James River's competitive strengths in the sale of personal care and tabletop products. These include superior product quality, significant research and development efforts, broad product lines, well-known brand franchises, innovative graphic design, and full-service distribution. The Company is continually improving product quality and design in order to deliver greater value to customers while reducing costs. In addition, James River's emphasis on increasing its usage of recycled fiber enhances its ability to produce recycled tissue, responding to environmentally-conscious consumers.

         Consumer Products Business - Europe. The European tissue industry is rapidly consolidating and James River holds the number three position with a 15% share behind Kimberly-Clark Corporation and Svenska Cellulosa Aktiebolaget
(SCA). The majority of the remaining competitors are small regional producers, none of which has a European share exceeding 5%. James River's products generally hold either the number one or number two position in each market in which they compete, and James River's LOTUS brand holds the leading position in France. James River currently has no operations in Germany and has minimal export sales to Germany. James River is growing its business through the strengthening of its brand franchise, the introduction of innovative branded products and their deployment in new territories, and the expansion in Italy, France and the United Kingdom of high quality private label business. At the same time, James River continues to seek the strongest competitive cost position through strategic sourcing, manufacturing rationalization and improved information systems.

         Packaging Business. The Packaging industry is generally characterized by relatively non-cyclical demand. The Company is the third largest manufacturer, based on sales, of folding cartons, slightly behind Jefferson Smurfit Corporation and the recently merged Rock-Tenn/Waldorf. James River is one of the few folding carton producers with integrated manufacturing facilities for both bleached and recycled paperboard. James River, as a national manufacturer of foodservice products, competes with numerous small regional and local manufacturers. James River forms long-term relationships with leading food and consumer products companies to integrate packaging and marketing initiatives. The Company also believes it is one of the technological leaders in this industry. Through its pioneering of enhanced microwave cooking packaging for folding carton, the Company has strengthened its leadership position in this fast-growing segment of the market. James River is also well-known for its superior graphic design and its web litho and flexographic printing capabilities.

     Communications Papers Business. The Company has two large, integrated mills serving the western business papers market: its Camas, Washington mill and its Wauna mill in Clatskanie, Oregon. The Company estimates that it is one of the largest producers of uncoated freesheet papers in the west. Major competitors in the uncoated freesheet segment include Weyerhaeuser Company, Boise Cascade Corporation, International Paper Co. and Georgia-Pacific Corporation. James River believes that it is generally equal or superior to its competitors in product development effectiveness, product quality and service.

Research and Development

The Company's major research and development centers are located in Neenah, Wisconsin; Kunheim, France; Milford, Ohio; and Camas, Washington. The Company has pilot plants located in Camas, Washington; Kunheim, France; and Neenah, Wisconsin, providing pulp and papermaking developmental work and experimental trials. Pilot plant facilities for paper and board packaging, laminating, and printing are located in the Company's Technology and Business Center in Milford, Ohio. Additionally, James River has engineering centers in Neenah, Wisconsin; Kunheim, France; Camas, Washington; and Kalamazoo, Michigan.

Other information with respect to James River's research and development efforts is set forth in Note 1 of Notes to Consolidated Financial Statements in the 1996 Annual Report, which information is incorporated herein by reference.

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

James River has made and will continue to make substantial capital investments and operating expenditures, as well as production adjustments, in order to comply with increasingly stringent standards for air, water, and solid and hazardous waste regulations. During 1996, capital expenditures totaling approximately $20 million were made by James River for pollution control facilities and equipment. Capital expenditures for such purposes on existing facilities are estimated to be approximately $11 million for 1997. The estimated 1997 capital expenditures exclude any expenditures which may be required by the U.S. Environmental Protection Agency's ("EPA's") draft rules or "cluster rules" as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters," which information is incorporated herein by reference. Estimates of costs for future environmental compliance are necessarily imprecise due to, among other things, the continuing emergence of new environmental laws and regulations and environmental control or process technology developments. While the Company believes that its environmental control costs are likely to increase as environmental regulations become broader and more stringent, James River is unable to predict the amount or timing of such increases. Such future regulations could materially increase the Company's capital requirements in future years.

Further information pertaining to hazardous substance cleanup, accrued environmental liabilities and other environmental matters affecting the Company is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note 15 of Notes to Consolidated Financial Statements in the 1996 Annual Report, which information is incorporated herein by reference.

Personnel

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Labor Agreements" on page 26 of the 1996 Annual Report, which information is incorporated herein by reference.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Financial information regarding the Company's domestic and foreign operations is included in Note 16 of Notes to Consolidated Financial Statements in the 1996 Annual Report, which information is incorporated herein by reference. International operations are generally characterized by the same conditions discussed in the narrative description of business and may also be affected by additional elements including changing currency values and different rates of inflation and economic growth. The effects of these additional elements are more significant in the Consumer Products segment, which includes substantially all of the Company's international business.

ITEM 2.   PROPERTIES

The pulp and papermaking facilities of James River, the number of paper or paperboard machines, and the principal types of products produced at each facility are as follows:
                                                                  Principal
Business Unit       Facility Locations                Machines     Products
------------------  --------------------------------- -------- -----------------

Consumer Products
 -North America     Pennington, Alabama (Naheola)(B)      7    Tissue, bleached

                    Old Town, Maine(B)                    2    Tissue
                    Carthage, New York(C)                 2
                    Halsey, Oregon(C)                     2
                    Clatskanie, Oregon (Wauna) (D)        3
                    Camas, Washington(B)                  6
                    Ashland, Wisconsin(C)                 2
                    Green Bay, Wisconsin(C)               6

                    Marathon, Canada(B)                         Kraft pulp

Consumer Products
-Europe             Nokia, Finland(C)                     3     Tissue
                    Gien, France                          3
                    Louviers (Hondouville), France(E)     2
                    Muntzenheim (Kunheim), France         2
                    Patras (Achaia), Greece               1
                    Castelnuovo, Italy                    1
                    Cava die Terreni, Italy               1
                    Potenza (Avigliano), Italy            1
                    Cuijk, Netherlands(E)                 2
                    Allo, Spain                           2
                    Karamursel, Turkey(C) (F)             2
                    Mid-Glamorgan (Bridgend), U.K.(C)     3
                    Larne, U.K.(C)                        2
                    North Sheffield(Oughtibridge),U.K.(C) 2

Packaging           Kalamazoo, Michigan                   2 Recycled paperboard

Communications
Papers              Clatskanie, Oregon(Wauna)             2 Uncoated groundwood,
                                                              uncoated freesheet
                    Camas, Washington                     6 Uncoated freesheet
--------------------------------------------------------------------------------
     Total                                               67
--------------------------------------------------------------------------------

 (A) The locations listed for James River's consolidated subsidiaries are held in fee by the Company.
 (B) Includes one chemical pulp facility.
 (C) Includes one secondary fiber facility.
 (D) Includes one groundwood pulp facility.
 (E) Includes two secondary fiber facilities.
 (F) Unconsolidated subsidiary.

James River's network of manufacturing facilities provides for an annual virgin and recycled pulp capacity of approximately 2.9 million tons and an annual paper and paperboard capacity of approximately 3.3 million tons. The Company believes that its production facilities are suitable for their purposes and are adequate to support their businesses. The extent of utilization of individual facilities varies; however, during 1996, James River's pulp and paper mills generally had production levels of over 90% of capacity.

James River also operates both integrated and non-integrated converting plants which perform a variety of converting operations. These converting plants (excluding converting operations which may be performed at pulp and papermaking facilities already listed above) are summarized as follows:

                                                Number of Converting Plants
                                           -------------------------------------
Principal Products                         Domestic      International     Total
--------------------------------------------------------------------------------

Paper and plastic foodservice products        10               3             13
Folding cartons                               15                             15
Paper converting and other                                     9              9
--------------------------------------------------------------------------------
Total                                         25              12             37
================================================================================

James River's manufacturing and converting facilities are complemented by an integrated network of sales offices and distribution terminals. The Company operates a short-line railroad, primarily used to transport shipments of raw materials and finished goods between its locations. The Company also operates a public warehouse and terminal service that provides tug, barge, freight interchange and other services on the Columbia, Willamette and Snake Rivers in the Pacific Northwest.


ITEM 3.   LEGAL PROCEEDINGS

During 1994, James River was sued in Connecticut and Alabama by certain former holders of James River's 10-3/4% Debentures due on October 1, 2018. Most of these debentures were retired by means of a tender offer to all holders which commenced on September 18, 1992. James River believes these cases are without merit and intends to defend them vigorously. The Connecticut and Alabama cases are being defended in The United States District Court, Connecticut and the Circuit Court, Morgan County, Alabama, respectively. These legal proceedings are discussed in further detail in Note 15 of Notes to Consolidated Financial
Statements in the Company's 1996 Annual Report, which information is incorporated herein by reference.

Other than the cases discussed above and the information set forth in Note 15 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report, the Company is not involved in any litigation the outcome of which management believes would have a materially adverse effect on the Company's results of operations, financial condition or competitive position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table reflects the name, age, length of service as an officer of James River, and current position for each of the current executive officers of the Company as of February 20, 1997. Previous positions and areas of responsibility over the past five years are included in the footnotes that follow the table. Each officer is elected by the Board of Directors to serve a one-year term. There is no family relationship between any of these officers or between any such officer and any director of the Company; nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                   Calendar
                                   Year First
                                   Elected as
Name                         Age   an Officer   Current Position
--------------------------------------------------------------------------------

Miles L. Marsh (1)            49     1995       Chairman of the Board of
                                                Directors, President and
                                                Chief Executive Officer

Michael J. Allan (2)          43     1996       Vice President,
                                                Corporate Treasurer

Gordon B. Bonfield, III (3)   45     1996       President, Packaging

Clifford A. Cutchins, IV (4)  48     1990       Senior Vice President,
                                                General Counsel,
                                                Corporate Secretary

Daniel J. Girvan (5)          48     1993       Senior Vice President,
                                                Human Resources

James K. Goodwin (6)          50     1991       President, North American
                                                Consumer Products

Ernst A. Haberli (7)          48     1996       Senior Vice President, Strategy

John F. Lundgren (8)          45     1995       President, European
                                                Consumer Products

Joseph W. McGarr (9)          45     1996       Vice President,
                                                Cost and Systems Effectiveness

Joe R. Neil (10)              58     1996       President, North American
                                                Commercial Products

William A. Paterson (11)      53     1996       Senior Vice President
                                                and Controller

     (1) Mr. Marsh was elected to the position of Chief Executive Officer in 1995. He was appointed to the position of Chairman of the Board of Directors in 1996. From 1991 to 1995, he served as Chairman and Chief Executive Officer of Pet Inc. Mr. Marsh served as President and Chief Operating Officer of Pet's former parent company, Whitman Corporation, from 1989 to 1991. Prior to that, he spent eight years in executive positions with various divisions of Dart & Kraft Inc., Kraft Inc. and General Foods USA, all of which are part of Philip Morris Companies Inc.

     (2) Mr. Allan was appointed to his current position in 1996. He joined James River in 1992 as Vice President, Treasurer. Prior to joining James River, he was Managing Director, Corporate Finance with Toronto-Dominion Bank (a Canadian Bank), which he joined in 1976.

     (3) Mr. Bonfield was appointed to his current position in 1996. He joined James River in 1988 as Vice President, Carton Group, East. Prior to joining James River he was with the Packaging Corporation of America in various managerial positions, including Vice President, General Manager of their Carton Business. Most recently he served as Senior Vice President, Packaging Business Operations.

     (4) Mr. Cutchins joined James River in 1990 in his current position. From 1982 until joining James River, he served as Partner with the law firm of McGuire, Woods, Battle & Boothe, L.L.P., which he joined in 1975.

     (5) Mr. Girvan was elected to his current position in 1993. He joined James River in 1986 as Director, Human Resources, Communications Papers, in connection with the acquisition of Crown Zellerbach Corporation, which he joined in 1977.

     (6) Mr. Goodwin was elected to his current position in 1992. He joined James River in 1991 as Vice President, Corporate Marketing Strategy. Prior to joining James River, he served as Vice President, Corporate Sales, for The Procter & Gamble Company, which he joined in 1968.

     (7) Mr. Haberli joined James River in his current position in 1996. From 1990 to 1995, he served as President of Pet International. Prior to that, since 1985, he held various executive positions in strategic planning and development with Kraft General Foods, Kraft International and Kraft Inc.

     (8) Mr. Lundgren was appointed to his current position in 1995. He joined James River in 1982 as Director of Marketing for Northern paper products, in connection with the acquisition of American Can Company. He served in various managerial and executive positions from 1982 to 1995.

     (9) Mr. McGarr was appointed to his current position in 1996. He joined James River in 1982 as Director of Strategy for Consumer Products Business, in connection with the acquisition of American Can Company. He served in various managerial and executive positions from 1982 to 1996.

     (10) Mr. Neil was appointed to his current position in 1996. He joined James River in 1986 as Vice President, General Manager, White Papers Business, in connection with the Crown Zellerbach acquisition. He served in various managerial and executive positions from 1986 to 1996.

     (11) Mr. Paterson was elected to his current position in 1996. He joined James River in 1996 as Vice President, Controller. Prior to joining James River, he served as Senior Vice President, Finance and Administration for General Foods Corporation. Prior to that, he held various executive positions in finance with Hobart Corporation, Dart Industries and Kraft Inc.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange. Information with respect to quarterly high and low sales prices for James River's common stock, quarterly dividends and other quarterly information related to common shares is contained in Note 18 of Notes to Consolidated Financial Statements in the 1996 Annual Report, which information is incorporated herein by reference. The payment of dividends and the amounts thereof will be dependent upon James River's earnings, financial position, cash requirements and other relevant factors. Common shares of the Company reserved for issuance are described in
Note 12 of Notes to Consolidated Financial Statements in the 1996 Annual Report, which information is incorporated herein by reference. In addition, covenants of certain of the Company's senior note agreements impose restrictions on the amount of net worth which, in turn, may limit the funds available for the payment of dividends; these covenants are described under the heading "Liquidity and Capital Resources - Financing Activities" in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 10 of
Notes to Consolidated Financial Statements in the 1996 Annual Report, which information is incorporated herein by reference. On February 20, 1997, there were approximately 11,100 shareholders of record of the Company's common stock.


ITEM 6.   SELECTED FINANCIAL DATA

See Selected Financial Data on pages 58 and 59 of the 1996 Annual Report, which information for fiscal years 1992 through 1996 is incorporated herein by reference. The data presented for each period reflects operations acquired from the respective acquisition dates. Acquisitions, dispositions and other transactions from 1994 through 1996 are described in Note 2 of Notes to Consolidated Financial Statements in the 1996 Annual Report, which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 29 of the 1996 Annual Report, which information is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements and selected quarterly financial information, under the headings "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Capital Accounts," "Notes to Consolidated Financial Statements" and "Supplemental Pro Forma Financial Information (Unaudited)" on pages 30 through 55 of the 1996 Annual Report, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosures prior to the date of the most recent financial statements included herein.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Company's Directors, see "Election of Directors," "Information on Nominees," "Board of Directors and Committees" and "Compensation of Directors" on pages 1 through 4 and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 14 and 15 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1997 (the "1997 Proxy Statement"), which information is incorporated herein by reference. Information with respect to the Company's Executive Officers is contained under the heading "Executive Officers of the Registrant" on pages 13 and 14 of Part I of this Form 10-K Annual Report.


ITEM 11.  EXECUTIVE COMPENSATION

See "Compensation of Directors" on pages 3 and 4, "Stock Option Plan for Outside Directors" and "Retirement Plan for Outside Directors" on page 4, "Executive Compensation" on pages 8 through 11, "Performance Graph" on page 12, and "Compensation Committee Report on Executive Compensation" on pages 13 and 14 of the Company's 1997 Proxy Statement, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Stock Ownership of Directors and Executive Officers" and "Principal Shareholders" on pages 5 through 7 of the Company's 1997 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Information on Nominees" on page 2 of the Company's 1997 Proxy Statement, which information is incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents Filed as Part of This Report:

         1)       Financial Statements:

                  The Consolidated Financial Statements of James River Corporation of Virginia and Subsidiaries, the Notes to
                  Consolidated Financial Statements, and the Report of Independent Accountants listed below are incorporated herein by reference from pages 30 through 57 of the Company's 1996 Annual Report. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 3, 5, 6, 7 and 8, no other data appearing in the 1996 Annual Report is deemed to be "filed" as part of this Form 10-K Annual Report.

                  "Consolidated Statements of Operations" for each of the three fiscal years in the period ended December 29, 1996 (see page 30 of the 1996 Annual Report)

                  "Consolidated Balance Sheets" as of December 29, 1996 and December 31, 1995 (see page 31 of the 1996 Annual Report)

                  "Consolidated Statements of Cash Flows" for each of the three fiscal years in the period ended December 29, 1996 (see page 32 of the 1996 Annual Report)

                  "Consolidated Statements of Changes in Capital Accounts" for each of the three fiscal years in the period ended December 29, 1996 (see page 33 of the 1996 Annual Report)

                  "Notes to Consolidated Financial Statements" (see pages 34 through 54 of the 1996 Annual Report) "Supplemental Pro Forma Financial Information (Unaudited)" (see page 55 of the 1996 Annual Report)

                  "Report of Independent Accountants" (see page 57 of the 1996 Annual Report) with respect to the financial statements listed above

         2)       Financial Statement Schedules:

                  None required

3)       Exhibits:

         Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The Exhibits identified with an asterisk (*) are management contracts or compensatory plans available to certain key employees or directors.

Exhibit
Number    Description                                                    Section
--------------------------------------------------------------------------------

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

3(d)      Amended and Restated Bylaws of James River Corporation of          E-1
          Virginia, amended as of February 20, 1997, filed herewith.

4(a) Amended and Restated Rights Agreement dated May 12, 1992, between James River Corporation of Virginia and Nations Bank of Virginia, N.A., as Rights Agent, and Amendment No. 1 to such Agreement, dated June 8, 1992 (incorporated by reference to Exhibits 2 and 3, respectively, to the Company's filing of Amendment 1 dated July 28, 1992, to its Form 8-A dated March 3, 1989).

4(b) Amendment No. 2 to Amended and Restated Rights Agreement dated May 12, 1992, as amended by Amendment No. 1, dated
          June 8, 1992, between James River Corporation of Virginia and Wachovia Bank of North Carolina, N.A. dated January 31,
          1996 (incorporated by reference to Exhibi 4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

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

Exhibit
Number   Description                                                     Section
--------------------------------------------------------------------------------

10(a)* Employment Agreement for Miles L. Marsh, dated August 22, 1996 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996).

10(b)* Form of Employment Agreement for Executive Officers, dated August 22, 1996 (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996).

10(c)* James River Corporation of Virginia Deferred Compensation Plan for Outside Directors, amended and restated effective as of July 1, 1989 (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended April 30, 1989).

10(d)* James River Corporation of Virginia Stock Option Plan for Outside Directors, amended and restated as of April 11, 1991 (incorporated by reference to Exhibit 10(e) to the Company's Transition Report on Form 10-K for the transition period from April 30, 1990 to December 30, 1990).

10(e)* James River Corporation of Virginia Retirement Plan for Outside Directors, 1994 Amendment and Restatement, effective February 18, 1994 (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended
         December 26, 1993).

10(f)*   James  River   Corporation  of  Virginia   Director  Stock
         Ownership Plan, effective April 25, 1996 (incorporated by reference to Exhibit B to the Company's Proxy Statement dated March 13, 1996).

10(g)*   James River  Corporation of Virginia  Amended and Restated
         Stock Option Plan, dated April 12, 1984, and subsequently amended through October 1, 1990 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form
         S-8 (Post-Effective Amendment No. 1 to Registration Statement No. 2-83979), dated December 18, 1984, and Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1990).

10(h)*   James River  Corporation of Virginia 1987 Stock Option Plan,
         1993 Amendment and Restatement, effective as of December 16, 1993 (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 26, 1993).

10(i)*   James River  Corporation of Virginia Stock  Appreciation
         Rights Plan, dated April 9, 1987, and subsequently amended through October 1, 1990 (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended April 26, 1987, and Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28,
         1990).

Exhibit
Number    Description                                                    Section
--------------------------------------------------------------------------------

10(j)* James River Corporation of Virginia 1996 Stock Incentive Plan, effective April 25, 1996 (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 13, 1996).

10(k)*    James River  Corporation  of  Virginia  Deferred  Stock Plan
          1993 Amendment and Restatement, effective December 16, 1993 (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 26, 1993).

10(l)* James River Corporation of Virginia Supplemental Deferral Plan, 1993 Amendment and Restatement, effective as of January 1, 1994 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended
          December 26, 1993).

10(m)* James River Corporation of Virginia Management Incentive Plan, effective as of January 25, 1996 incorporated by reference to
          Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10(n)* James River Corporation of Virginia Supplemental Benefit Plan, amended and restated effective June 1, 1991 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 29, 1991).

10(o)* 1994 Amendment to the James River Corporation of Virginia Supplemental Benefit Plan, dated March 1, 1994 (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 25, 1994).

10(p)*    Amended and Restated James River Corporation of Virginia           E-2
          Miles L. Marsh Supplemental Retirement Plan, effective as of March 1, 1997, filed herewith.

11        Computation of Earnings Per Share, filed herewith.                 E-3

13 Certain sections of the Company's Annual Report to Shareholders E-4 for the year ended December 29, 1996, filed herewith.

21        Subsidiaries of the Company as of December 29, 1996,               E-5
          filed herewith.

23        Consent of Independent Accountants, filed herewith.                E-6

27 Financial Data Schedules for the year ended December 29, 1996 (filed electronically only).

(b)      Reports on Form 8-K:

During the last quarter of 1996 and subsequent thereto, the Company filed the following Current Report on Form 8-K:

                 Date of Report                            Event Reported
       -------------------------------------------------------------------

                       None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             James River Corporation of Virginia
                                                            Registrant



                                 By: /s/William A. Paterson
Date:    March 18, 1997             William A. Paterson
                                    Senior Vice President and Controller
                                    (Principal Financial and Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    March 18, 1997             Signature and Title



                                 By: /s/Miles L. Marsh
                                    Miles L. Marsh
                                    Chairman, President and
                                    Chief Executive Officer




                                By: /s/William A. Paterson
                                    William A. Paterson
                                    Senior Vice President and Controller
                                    (Principal Financial and Accounting Officer)

Pursuant to General Instruction D to Form 10-K, this report has been signed below by a majority of the Board of Directors:


         /s/  Barbara L. Bowles                              March 22, 1997
         -------------------------------------------------   --------------
         Barbara L. Bowles                                       Date


         /s/  William T. Burgin                              March 25, 1997
         -------------------------------------------------   --------------
         William T. Burgin                                       Date


         /s/  Worley H. Clark, Jr.                           March 18, 1997
         -------------------------------------------------   --------------
         Worley H. Clark, Jr.                                    Date


         /s/  William T. Comfort, Jr.                        March 24, 1997
         --------------------------------------------------  --------------
         William T. Comfort, Jr.                                 Date

         /s/  Gary P. Coughlan                               March 18, 1997
         --------------------------------------------------  --------------
         Gary P. Coughlan                                        Date


         /s/  William V. Daniel                              March 20, 1997
         -------------------------------------------------   --------------
         William V. Daniel                                       Date


         /s/  Bruce C. Gottwald                              March 20, 1997
         -------------------------------------------------   --------------
         Bruce C. Gottwald                                       Date


         /s/  Miles L. Marsh                                 March 18, 1997
         --------------------------------------------------  --------------
         Miles L. Marsh                                          Date


         /s/  Robert M. O'Neil                               March 24, 1997
        ---------------------------------------------------  -------------
        Robert M. O'Neil                                         Date


         /s/  Richard L. Sharp                               March 18, 1997
         -------------------------------------------------   --------------
         Richard L. Sharp                                        Date


        /s/  Anne Marie Whittemore                           March 20, 1997
         -------------------------------------------------   --------------
         Anne Marie Whittemore                                   Date