Form 10-Q
period 1997-03-30
JAMES RIVER CORP OF VIRGINIA
filed 1997-05-13
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended: March 30, 1997      Commission File Number: 1-7911
--------------------------------------------------------------------------------


                      JAMES RIVER CORPORATION of Virginia
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Virginia                                    54-0848173
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


 120 Tredegar Street, Richmond, VA                        23219
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (804) 644-5411
--------------------------------------------------------------------------------


                                 Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes X       No
Number of shares of $.10 par value common stock outstanding as of May 1, 1997:
                                86,350,913 shares

                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                 March 30, 1997


                                TABLE OF CONTENTS

                                                                       Page No.
PART I.  FINANCIAL INFORMATION:

         ITEM 1.  Financial Statements:

                  Consolidated Balance Sheets as of
                      March 30, 1997 and December 29, 1996                   3

                  Consolidated Statements of Operations for the
                      quarters ended March 30, 1997 and March 31, 1996       5

                  Consolidated Statements of Cash Flows for the
                      quarters ended March 30, 1997 and March 31, 1996       6

                  Notes to Consolidated Financial Statements                 7

         ITEM 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                  12


PART II.  OTHER INFORMATION:

         ITEM 1.  Legal Proceedings                                         15

         ITEM 2.  Changes in Securities                                     15

         ITEM 3.  Defaults Upon Senior Securities                           15

         ITEM 4.  Submission of Matters to a Vote of Security Holders       15

         ITEM 5.  Other Information                                         15

         ITEM 6.  Exhibits and Reports on Form 8-K                          16

         SIGNATURES                                                         17

PART I.    FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      March 30, 1997 and December 29, 1996
                        (in millions, except share data)

                                                     March             December
                                                      1997                 1996
-------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                          $58.1                $33.8
  Accounts receivable                                691.6                717.9
  Inventories                                        662.4                650.4
  Prepaid expenses and other current assets           33.3                 39.1
  Deferred income taxes                               80.0                 78.5
--------------------------------------------------------------------------------

    Total current assets                           1,525.4              1,519.7
--------------------------------------------------------------------------------

Property, plant and equipment                      5,800.8              5,867.2
Accumulated depreciation                          (2,173.9)            (2,115.7)
--------------------------------------------------------------------------------

    Net property, plant and equipment              3,626.9              3,751.5

Investments in affiliates                            159.5                154.6

Other assets                                         368.3                385.7

Goodwill                                             681.7                730.0
--------------------------------------------------------------------------------

    Total assets                                  $6,361.8             $6,541.5
================================================================================


                   The   accompanying   notes  are  an  integral   part  of  the
                    consolidated financial statements.

                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS, Continued
                        (in millions, except share data)

                                                     March             December
                                                      1997                 1996
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $478.4               $507.8
  Accrued liabilities                                563.5                595.6
  Current portion of long-term debt                  116.3                116.9
--------------------------------------------------------------------------------

    Total current liabilities                      1,158.2              1,220.3
--------------------------------------------------------------------------------

Long-term debt                                     1,848.7              1,853.9
Accrued postretirement benefits
  other than pensions                                457.3                458.0
Deferred income taxes                                454.4                443.0
Other long-term liabilities                          202.5                259.9
--------------------------------------------------------------------------------

    Total liabilities                              4,121.1              4,235.1
--------------------------------------------------------------------------------

Preferred stock, $10 par value, 5,000,000
  shares authorized, issuable in series;
  shares outstanding, 3,630,581                      738.4                738.4

Common stock, $.10 par value, 150,000,000
  shares authorized; shares outstanding,
  March 30, 1997 -- 86,347,359 and
  December 29, 1996 -- 86,194,612                      8.6                  8.6

Additional paid-in capital                         1,312.3              1,307.6
Retained earnings                                    181.4                251.8
--------------------------------------------------------------------------------

    Total shareholders' equity                     2,240.7              2,306.4
--------------------------------------------------------------------------------

    Total liabilities and shareholders' equity    $6,361.8             $6,541.5
================================================================================



                   The   accompanying   notes  are  an  integral   part  of  the
                    consolidated financial statements.

                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Quarters (13 Weeks) Ended
                       March 30, 1997 and March 31, 1996
                     (in millions, except per share amounts)

                                                          1997             1996
--------------------------------------------------------------------------------

Net sales                                             $1,381.9         $1,555.4
Cost of goods sold                                     1,019.2          1,182.0
Selling and administrative expenses                      250.2            273.6
Severance and other items                                                  23.4
--------------------------------------------------------------------------------

    Income from operations                               112.5             76.4

Interest expense                                          37.9             45.4
Other income, net                                          7.8              4.0
--------------------------------------------------------------------------------

    Income before income taxes and minority interests     82.4             35.0

Income tax expense                                        34.6             15.4
--------------------------------------------------------------------------------

     Income before minority interests                     47.8             19.6

Minority interests                                         (.3)              .9
--------------------------------------------------------------------------------

    Net income                                           $47.5            $20.5
================================================================================

Preferred dividend requirements                          (14.6)           (14.7)
--------------------------------------------------------------------------------

    Net income applicable to common shares               $32.9             $5.8
================================================================================

Net income per common share
  and common share equivalent                             $.38             $.07
================================================================================

Cash dividends per common share                           $.15             $.15

Weighted average number of common shares
  and common share equivalents                            87.2             85.5
================================================================================


                   The   accompanying   notes  are  an  integral   part  of  the
                    consolidated financial statements.

                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Quarters (13 Weeks)
                    Ended March 30, 1997 and March 31, 1996
                                  (in millions)
                                                         1997              1996
--------------------------------------------------------------------------------
Cash provided by (used for) operating activities:
  Net income                                            $47.5             $20.5
  Depreciation expense and cost of timber harvested      96.2             101.7
  Amortization of goodwill                                5.2               5.2
  Deferred income tax provision (benefit)                20.0              (2.4)
  Equity in earnings of unconsolidated affiliates        (3.5)              (.8)
  Dividends received from unconsolidated affiliates       1.4               1.5
  Severance and other items                                                23.4
  Change in current assets and liabilities:
    Accounts receivable                                 (14.8)            (31.7)
    Inventories                                         (23.5)              9.7
    Prepaid expenses and other current assets            12.8               4.4
    Accounts payable and accrued liabilities            (20.5)             37.5
  Foreign currency hedge                                (31.5)
  Other, net                                            (18.8)            (20.3)
--------------------------------------------------------------------------------

      Cash provided by operating activities              70.5             148.7
--------------------------------------------------------------------------------
Cash provided by (used for) investing activities:
  Expenditures for property, plant and equipment        (60.4)            (81.7)
  Cash received from sale of assets                       1.6              26.1
  Other, net                                              7.1               1.7
--------------------------------------------------------------------------------

      Cash used for investing activities                (51.7)            (53.9)
--------------------------------------------------------------------------------
Cash provided by (used for) financing activities:
  Additions to long-term debt                            35.2                .9
  Payments of long-term debt                             (5.4)            (92.1)
  Common and preferred stock cash dividends paid        (27.4)            (27.8)
  Other, net                                              3.1                .8
--------------------------------------------------------------------------------

      Cash provided by (used for) financing activities    5.5            (118.2)
--------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents         24.3             (23.4)
Cash and cash equivalents, beginning of period           33.8              66.1
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                $58.1             $42.7
================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Significant Accounting Policies

     Basis of Presentation:

     In the  opinion of  management,  the  accompanying  unaudited  consolidated financial statements of James River Corporation of Virginia and Subsidiaries (the "Company" or "James River") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 30, 1997, and its results of operations and cash flows for the quarters (13 weeks) ended March 30, 1997, and March 31, 1996. The balance sheet as of December 29, 1996, was derived from audited financial statements as of that date. The results of operations for the quarter ended March 30, 1997, are not necessarily indicative of the results to be expected for the full year.

     Derivative Financial Instruments:

     The Company's debt structure and international operations give rise to exposure to market risks from changes in interest rates and foreign currency exchange rates. To manage these risks, derivative financial instruments may be utilized by the Company including interest rate swaps and options on its long-term debt and foreign exchange contracts on certain of its net investments in foreign operations. The Company does not hold or issue financial instruments for trading purposes. Occasionally, the Company may terminate a derivative financial instrument. If an interest rate swap or an option is terminated because related debt no longer exists, any gain or loss is recognized into income immediately; otherwise, the gain or loss is deferred and amortized to interest expense over the remaining periods originally covered by the derivative contract. If a foreign exchange contract is terminated, the gain or loss is recognized in a separate component of equity, net of tax, consistent with the accounting treatment of the hedged item.

     Reclassifications:

     Certain  amounts  in  the  prior  year's  financial  statements  have  been reclassified to conform to the current year's presentation including a reclassification of customer freight charges from net sales to cost of sales of $68.8 million, $73.4 million, $71.4 million and $67.8 million for the first, second, third and fourth quarters of 1996, respectively. Reportable segments have been reconfigured to include bleached board operations (formerly in the North American Consumer Products segment) in the Packaging segment and to include the foodwrap operations (formerly in the Packaging segment) in the North American Consumer Products segment.

     Adoption of Accounting Pronouncement:

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128" or the "Statement"), which is effective for periods ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") by replacing primary EPS with the presentation of basic EPS and requiring dual presentation of basic and diluted EPS on the face of the income statement. The Company estimates the calculations will not have a material impact on EPS as currently reported. On a pro forma basis, for the periods ended March 30, 1997, and March 31, 1996, EPS as reported would have been $.01 higher and the same amount as reported, respectively, for basic EPS, and would have been the same amount as reported, for both periods for diluted EPS.

2.   Other Income

     The components of other income were as follows for the quarters ended March 30, 1997, and March 31, 1996 (in millions):
                                                     March                March
                                                      1997                 1996
--------------------------------------------------------------------------------
Interest and investment income                        $1.6                 $2.3
Equity in earnings of
  unconsolidated affiliates                            3.5                   .8
Gain on sale of assets                                 2.1
Foreign currency exchange gain (loss)                  (.3)                 1.0
Other, net                                              .9                  (.1)
--------------------------------------------------------------------------------

    Total other income                                $7.8                 $4.0
================================================================================


3.   Income Taxes

     The Company's effective income tax rate was 42% for the quarter ended March 30, 1997, compared to 44% for the first quarter of 1996. The decrease in the effective tax rate from the prior year was primarily due to the relative size of permanent differences to pretax income.

4.   Inventories

     The components of inventories were as follows as of March 30, 1997, and December 29, 1996 (in millions):
                                                     March             December
                                                      1997                 1996
----------------------------------------------- --------------------------------
Raw materials                                       $135.9               $135.7
Finished goods and work in process                   442.6                418.2
Stores and supplies                                  126.2                131.6
--------------------------------------------------------------------------------
                                                     704.7                685.5
Reduction to state certain inventories
  at last-in, first-out cost                         (42.3)               (35.1)
--------------------------------------------------------------------------------

    Total inventories                               $662.4               $650.4
================================================================================

5.   Financial Instruments

     The Company held $638 million and $1,286 million in notional amount of interest rate swaps with fair values of $11 million and $15 million as of March 30, 1997 and December 29, 1996, respectively. During the first quarter of 1997, the Company effectively unwound $648 million in notional amount of interest rate swaps. The cost of unwinding the interest rate swaps approximated $8 million and will be amortized to interest expense over the remaining periods originally covered by the contracts. The original maturity dates were between September 1998 and January 1999.

     During the first quarter of 1997, the Company unwound $470 million in notional amount of foreign exchange contracts, along with interest rate agreements, at a cost of $31 million, net of tax benefits. The foreign exchange contracts were designated as hedges of a portion of the Company's net investment in its European Consumer Products Business. The net termination cost was recorded as a component of equity. The Company terminated such contracts prior to their original expiration in September 1998.

     The fair value of the Company's debt was less than $100 million above book value of $2.0 billion as of March 30, 1997 and December 29, 1996, respectively. Additionally, as of March 30, 1997, the pay-in-kind notes received from the spin-off of Crown Vantage Inc., originally valued at $85 million, are carried on the books at a fair value of approximately $79 million.

     The estimated fair values of the Company's financial instruments were based on quoted market prices of comparable instruments and current market rates as of March 30, 1997 and December 29, 1996, respectively.

6.   Commitments and Contingent Liabilities

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

     In December 1993, the U.S. Environmental Protection Agency ("EPA") published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions ("cluster rules"). The final rules are likely to be issued in 1997, with a nominal compliance date of 2000. These rules may require significant changes in the pulping and/or bleaching process presently used in some U.S. pulp mills, including several of James River's mills. The implementation of the rules could materially increase the Company's capital expenditures between 1998 and 2000. Based on its evaluation of the rules as they are currently expected to be issued, the Company believes that capital expenditures of approximately $100 million may be required to bring James River's facilities into compliance. This estimate could change, depending on several factors, including changes to the proposed regulations, new developments in control and process technology, and inflation.

     In addition, James River has been identified as a potentially responsible party ("PRP"), along with others, at various EPA designated Superfund sites and is involved in remedial investigations and actions under federal and state laws. It is James River's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of March 30, 1997, James River's accrued environmental liabilities, including remediation and landfill closure costs, totaled $21.0 million. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accrual as necessary. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRP's. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position, but could have a material effect on consolidated results of operations in a given quarter or year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

     Bondholder Litigation:

     In 1994, James River was sued in Morgan County, Alabama, in a class action and in Bridgeport, Connecticut, by certain former holders of James River's 10-3/4% Debentures due October 1, 2018. Most of these Debentures were retired by means of a tender offer to all holders, which commenced on September 18, 1992. The remainder were redeemed on November 2, 1992. Merrill Lynch & Co., which acted as James River's dealer manager for the tender, is also named as a defendant in the Alabama case. In general, the complaints allege violations of a covenant prohibiting use of lower cost borrowed funds to redeem the Debentures before October 1, 1998, and of various disclosure obligations, and seek damages in excess of $50 million plus punitive damages in excess of $500 million. The Alabama case has been certified as a class action and holders of approximately one-half of the Debentures elected not to be part of the class. Most of the holders electing out of the class are plaintiffs in the Connecticut case. James River believes that these claims are without merit and intends to defend them vigorously. In May 1996, James River settled the claim of an institutional holder of approximately 16.54% of the Debentures for $425,000 plus reimbursement of attorney's fees. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial condition of James River but could materially affect consolidated results of operations in a given quarter or year.

7.   Segment Information

     James River's net sales and income from operations by business segment were as follows for the quarters ended March 30, 1997, and March 31, 1996 (in millions):

                      Consumer Products
                      -----------------                        Intersegment
                          North                Communications  elimination/
                        America Europe Packaging       Papers  Corporate   Total
--------------------------------------------------------------------------------

March 1997
Net sales                $687.5 $426.6    $196.7       $119.3  $(48.2) $1,381.9
Segment results before
 severance and other items 68.4   45.3      21.2         (3.6)  (18.8)    112.5
Severance and other items
--------------------------------------------------------------------------------
Income from operations     68.4   45.3      21.2         (3.6)  (18.8)    112.5

--------------------------------------------------------------------------------

March 1996
Net sales                $710.9 $464.9    $341.2       $112.2  $(73.8) $1,555.4
Segment results before
 severance and other items 63.6   24.8      29.8          4.2   (22.6)     99.8
Severance and other items (22.7)             (.3)                 (.4)    (23.4)
--------------------------------------------------------------------------------
Income from operations     40.9   24.8      29.5          4.2   (23.0)     76.4

--------------------------------------------------------------------------------

8.   Subsequent Events:

     As a part of the Company's ongoing program of timberland divestitures, on April 29, 1997, pursuant to an offering memorandum dated September 12, 1996, James River completed the sale of approximately 95,000 acres of timberlands located in Alabama and Mississippi for cash proceeds of $111 million. The Company expects to record a second quarter after-tax gain of approximately $35 million.

     On May 4, 1997, the Company, a newly formed wholly owned subsidiary of the Company and Fort Howard Corporation ("Fort Howard") entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which Fort Howard would become a subsidiary of the Company in a merger transaction. Under the Agreement, shareholders of Fort Howard will receive 1.375 shares of the Company's common stock for each share of Fort Howard common stock. The transaction is structured to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and it is anticipated that the merger will be accounted for as a pooling of interests. The merger, which is expected to be completed at the end of the summer 1997, is conditioned on, among other things, receiving regulatory clearances in the United States and Europe and obtaining the requisite approvals of the shareholders of both companies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

     James River reported net income of $47.5 million, or $.38 per share, for the first quarter ended March 30, 1997, compared with $20.5 million, or $.07 per share for the same quarter of the prior year. Net sales for the first quarter were $1,382 million, compared to $1,555 million in the prior year. The comparability of these results was impacted by nonrecurring charges in the first quarter of 1996.

Items Affecting Comparability

     Results for the first quarter of 1996 included nonrecurring charges of $23.4 million ($14.3 million net of taxes, or $.16 per share), consisting of domestic severance costs of $13.8 million ($8.4 million net of taxes, or $.10 per share) and net losses on asset dispositions of $9.6 million ($5.9 million net of taxes, or $.06 per share. The comparability of results was also affected by the 1996 divestitures of the Flexible Packaging and related Inks divisions, as well as several small domestic Consumer Products mills.

North  American Consumer Products Business

     Operating results before severance and other items for the North American Consumer Products Business increased by 8%, from $63.6 million in the first quarter of 1996 to $68.4 million in the current quarter. First quarter 1997 net sales declined to $688 million from $711 million in 1996, due primarily to the loss of revenue from divested operations. Excluding divestitures, revenues from ongoing operations increased 3% over the prior year; reflecting an increase in retail net sales partially offset by a small decline in commercial net sales. Strong volumes for tissue-based products over prior year's first quarter in both retail and commercial markets and reduced manufacturing and raw material costs contributed to the improved results. The volume improvements were partially offset by lower average selling prices lead by competitors in the second quarter of 1996 for retail towel and tissue products of approximately 5% to 8%, respectively.

     In addition to strong sales volumes, the increase in profitability over the prior year was attributable to significantly lower costs for certain raw materials, including wood and wastepaper costs, coupled with solid cost reduction performance. Overall increased operating results were partially offset by a decline in earnings attributable to market pulp sales. This business has approximately 200,000 tons of pulp capacity in excess of its annual requirements, which is sold as market pulp. Market pulp volume improvements of 37% over prior year's levels were partially offset by average net selling price declines.

European Consumer Products Business

     Operating profits for the European Consumer Products Business increased 83% to $45.3 million, compared to $24.8 million in the first quarter of 1996. Net sales declined to $427 million in the current quarter from $465 million in 1996. While finished product sales volumes improved more than 3% over the prior year, revenues were negatively impacted by a strengthening of the U.S. dollar and a modest decline in average pricing. Improved finished product sales volumes reflect a continued volume growth in nearly all markets. The improvement in the European Consumer Products Business' operating results was attributable to a combination of stronger volumes and lower raw material costs and other cost reductions, partially offset by lower average pricing and higher advertising and related promotional costs. As a net buyer of approximately 450,000 tons per year of market pulp, the European Consumer Products Business continues to benefit from declines in the cost of this raw material.

Packaging Business

     Excluding the results attributable to the divestitures of the Flexible Packaging and Inks divisions in the second half of 1996, operating results before severance and other items for the Packaging Business declined by 18% to $21.2 million in the current quarter from $25.8 million in the prior year's first quarter. Net sales, adjusted for the Flexible Packaging and Inks transactions, decreased 11% to $197 million from $220 million for the same periods. The decline in profitability was principally due to declining finished product pricing. Decreases in average prices from prior year levels were partially offset by the favorable trend in wastepaper costs and manufacturing cost reductions over the prior year.

Communications Papers Business

     Operating profits for the Communications Papers Business declined to a loss of $3.6 million from income of $4.2 million in the first quarter of 1996, while net sales improved 6%, to $119 million from $112 million in the prior year. The improvement in net sales over the prior year's first quarter is attributable to increased volumes of 43% due primarily to extensive amounts of market-related production curtailments which occurred in the first quarter of 1996. However, volume gains were more than offset by selling price declines averaging approximately $220 per ton.

Other Income and Expense Items

     General corporate expenses totaled $18.8 million in the first quarter of 1997, compared to $22.6 million before severance and other items in the prior year. The majority of the decrease was related to reductions in spending on new integrated management information systems, as design and installation projects are being completed and systems become operational. Interest expense decreased from $45.4 million to $37.9 million between the first quarter of 1996 and the first quarter of 1997. This decrease was attributable to the reduction in average outstanding debt since the first quarter of 1996. Other income increased to $7.8 million in the current quarter from $4.0 million in 1996, principally due to improved earnings of unconsolidated affiliates. The change in the effective tax rate for 1997 is discussed in Note 3 of Notes to Consolidated Financial Statements.

Adoption of Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128" or the "Statement"), which is effective for periods ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") by replacing primary EPS with the presentation of basic EPS and requiring dual presentation of basic and diluted EPS on the face of the income statement. The Company estimates the calculations will not have a material impact on EPS as currently reported. On a pro forma basis, for the periods ended March 30, 1997, and March 31, 1996, EPS as reported would have been $.01 higher and the same amount as reported, respectively, for basic EPS, and would have been the same amount as reported, for both periods for diluted EPS.

Financial Condition

     Cash provided by operating activities totaled $70.5 million in the first quarter of 1997, compared with the $148.7 million provided in the prior year. This decrease in cash provided by operating activities resulted from a payment on the unwinding of the Company's foreign currency hedge (See Note 5 of Notes to Consolidated Financial Statements) and increases in working capital. The Company's current ratio was 1.3 as of March 30, 1997, and 1.2 as of December 29, 1996, while working capital increased to $367 million from $299 million for the same periods. Capital expenditures were $60.4 million in the current quarter, compared to $81.7 million in the prior year's first quarter.

     Total indebtedness decreased slightly from $1,971 million as of December 29, 1996, to $1,965 million as of March 30, 1997. As of March 30, 1997, the Company had outstanding borrowings of approximately $405 million supported by revolving credit facilities, these borrowings included $223 million outstanding under such facilities, $111 million of commercial paper and $71 million of money market notes. Total outstanding debt as of March 30, 1997, included approximately $1,538 million of fixed rate and $427 million of floating rate obligations. Note 5 of Notes to Consolidated Financial Statements describes the Company's interest rate swap agreements.

     James River's ratio of total debt to total capitalization increased slightly to 46.6% as of the end of the first quarter, from 46% as of the prior year end, resulting from the equity impact of the strengthening US dollar on foreign currency translation. For purposes of this calculation, the Company defines total capitalization as the sum of current and long-term debt, preferred and common equity and minority interests. As of March 30, 1997, under the most restrictive provisions of the Company's debt agreements, James River had additional borrowing capacity of approximately $1.5 billion and net worth in excess of the minimum requirements specified by such agreements of approximately $330 million.

     As a part of the Company's ongoing program of timberland divestitures, on April 29, 1997, pursuant to an offering memorandum dated September 12, 1996, James River completed the sale of approximately 95,000 acres of timberlands located in Alabama and Mississippi for cash proceeds of $111 million. The Company expects to record a second quarter after-tax gain of approximately $35 million.

     On May 4, 1997, the Company, a newly formed wholly owned subsidiary of the Company and Fort Howard Corporation ("Fort Howard") entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which Fort Howard would become a subsidiary of the Company in a merger transaction. Under the Agreement, shareholders of Fort Howard will receive 1.375 shares of the Company's common stock for each share of Fort Howard common stock. The transaction is structured to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and it is anticipated that the merger will be accounted for as a pooling of interests. The merger, which is expected to be completed at the end of the summer 1997, is conditioned on, among other things, receiving regulatory clearances in the United States and Europe and obtaining the requisite approvals of the shareholders of both companies.

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the ability to affect the merger of James River and Fort Howard; general business and economic conditions; competitive pricing pressures for the Company's products; changes in raw material, energy and other costs; and opportunities that may be presented to and pursued by the Company.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         None.

Item 2.  CHANGES IN SECURITIES.

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders was held on April 24, 1997, at which time all of management's nominees for members of the Board of Directors were elected. Shareholders of record of the Company's common stock and its Series P 9% Cumulative Convertible Preferred Stock at the close of business on February 20, 1997, were entitled to vote at the Annual Meeting. Votes were cast as follows:
                                                                 Vote
                                         Voted     Voted  Withheld or     Broker
                                           For   Against    Abstained  Non-Votes
     ---------------------------------------------------------------------------
     Nominees for election of Directors:

       Barbara L. Bowles            86,940,121                798,111
       William T. Burgin            86,886,028                852,204
       Worley H. Clark, Jr.         86,885,019                853,213
       William T. Comfort, Jr.      86,881,499                856,733
       Gary P. Coughlan             86,939,157                799,075
       William V. Daniel            86,836,210                902,022
       Bruce C. Gottwald            70,465,390             17,272,842
       Miles L. Marsh               86,881,191                857,041
       Robert M. O'Neil             86,911,812                826,420
       Richard L. Sharp             86,947,918                790,314
       Anne M. Whittemore           86,241,317              1,496,915

Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          The exhibits listed below are filed as part of this quarterly report. Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

      Exhibit                                                           Starts
      Number                                                            on Page
--------------------------------------------------------------------------------
      10    James River Corporation of Virginia Supplemental Retirement   E-1
            Plan, for Miles L. Marsh, effective as of May 1, 1997, filed herewith.


      11    Computation of Earnings per Share -- filed herewith.           18

      27(a) Financial Data Schedules for the quarter ended March 30, 1997
            (filed electronically only).

      27(b) Financial  Data  Schedules  restated for the quarter ended March 31,
            1996 (filed electronically only).

      (b)   Reports on Form 8-K:

      During the quarter ended March 30, 1997, and subsequent thereto, the Company filed the following Current Report on Form 8-K:

Date of Report            Event Reported
--------------------------------------------------------------------------------
May 4, 1997               The Company  issued  a  press release  announcing  the
                          signing of an  Agreement and Plan  of Merger with Fort
                          Howard Corporation.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JAMES RIVER CORPORATION of Virginia





                                         By:/s/William A. Paterson
                                            ------------------------------------
                                            William A. Paterson
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)
Date:  May 9, 1997