Form 10-Q
period 1997-06-29
JAMES RIVER CORP OF VIRGINIA
filed 1997-08-08
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended: June 29, 1997 Commission File Number: 1-7911




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

                    Yes      X                 No

Number of shares of $.10 par value common stock outstanding as of August 1, 1997:
                                90,031,822 shares

                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                  June 29, 1997


                                TABLE OF CONTENTS

                                                                       Page No.
PART I.  FINANCIAL INFORMATION:

         ITEM 1.  Financial Statements:

                  Consolidated Balance Sheets as of June 29, 1997 and
                      December 29, 1996                                       3

                  Consolidated Statements of Operations for the quarters
                     and six months ended June 29, 1997 and June 30, 1996     5

                  Consolidated Statements of Cash Flows for the six months
                     ended June 29, 1997 and June 30, 1996                    6

                  Notes to Consolidated Financial Statements                  7

         ITEM 2.  Management's Discussion and Analysis of Results of
                     Operations and Financial Condition                      14


PART II.  OTHER INFORMATION:

         ITEM 1.  Legal Proceedings                                          18

         ITEM 2.  Changes in Securities                                      18

         ITEM 3.  Defaults Upon Senior Securities                            18

         ITEM 4.  Submission of Matters to a Vote of Security Holders        18

         ITEM 5.  Other Information                                          18

         ITEM 6.  Exhibits and Reports on Form 8-K                           18

         SIGNATURES                                                          20

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                       June 29, 1997 and December 29,1996
                        (in millions, except share data)

                                                                      June              December
                                                                      1997                  1996
-------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                         $213.1                 $33.8
  Accounts receivable                                                696.5                 717.9
  Inventories                                                        683.2                 650.4
  Prepaid expenses and other current assets                           41.4                  39.1
  Deferred income taxes                                               77.4                  78.5
-------------------------------------------------------------------------------------------------

    Total current assets                                           1,711.6               1,519.7
-------------------------------------------------------------------------------------------------

Property, plant and equipment                                      5,781.4               5,867.2
Accumulated depreciation                                          (2,249.6)             (2,115.7)
-------------------------------------------------------------------------------------------------

    Net property, plant and equipment                              3,531.8               3,751.5

Investments in affiliates                                            161.5                 154.6

Other assets                                                         428.6                 385.7

Goodwill                                                             663.8                 730.0
-------------------------------------------------------------------------------------------------

    Total assets                                                  $6,497.3              $6,541.5
=================================================================================================



                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                                                 JAMES RIVER CORPORATION
                                               of Virginia and Subsidiaries
                                          CONSOLIDATED BALANCE SHEETS, Continued
                                             (in millions, except share data)

                                                                      June              December
                                                                      1997                  1996
-------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $502.0                $507.8
  Accrued liabilities                                                570.7                 595.6
  Current portion of long-term debt                                  126.0                 116.9
-------------------------------------------------------------------------------------------------

    Total current liabilities                                      1,198.7               1,220.3
-------------------------------------------------------------------------------------------------

Long-term debt                                                     1,824.2               1,853.9
Accrued postretirement benefits
  other than pensions                                                457.8                 458.0
Deferred income taxes                                                488.3                 443.0
Other long-term liabilities                                          224.2                 259.9
-------------------------------------------------------------------------------------------------

    Total liabilities                                              4,193.2               4,235.1
-------------------------------------------------------------------------------------------------

Preferred stock, $10 par value, 5,000,000
  shares authorized, issuable in series;
  shares outstanding, 3,626,811                                      738.4                 738.4

Common stock, $.10 par value, 150,000,000
  shares authorized; shares outstanding,
  June 29, 1997 -- 86,666,827 and
  December 29, 1996 -- 86,194,612                                      8.7                   8.6

Additional paid-in capital                                         1,321.2               1,307.6
Retained earnings                                                    235.8                 251.8
-------------------------------------------------------------------------------------------------

    Total shareholders' equity                                     2,304.1               2,306.4
-------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                    $6,497.3              $6,541.5
=================================================================================================



                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Quarters (13 Weeks) and Six Months (26 Weeks) Ended
                         June 29, 1997 and June 30, 1996
                     (in millions, except per share amounts)

                                                                      Second Quarter                    Six Months
                                                            -------------------------------------------------------------------
                                                                     1997              1996             1997              1996
-------------------------------------------------------------------------------------------------------------------------------

Net sales                                                        $1,412.4          $1,570.2         $2,794.3          $3,125.6
Cost of goods sold                                                1,029.1           1,177.9          2,048.3           2,359.9
Selling and administrative expenses                                 251.0             286.5            501.2             560.1
Severance and other items (income) expense                          (57.7)              7.0            (57.7)             30.4
-------------------------------------------------------------------------------------------------------------------------------

  Income from operations                                            190.0              98.8            302.5             175.2

Interest expense                                                     37.4              42.7             75.3              88.1
Other income, net                                                     4.9               4.4             12.7               8.4
-------------------------------------------------------------------------------------------------------------------------------

  Income before income taxes
    and minority interests                                          157.5              60.5            239.9              95.5

Income tax expense                                                   66.2              26.6            100.8              42.0
-------------------------------------------------------------------------------------------------------------------------------

  Income before minority interests                                   91.3              33.9            139.1              53.5

Minority interests                                                    (.5)             (3.4)             (.8)             (2.5)
-------------------------------------------------------------------------------------------------------------------------------

  Net income                                                        $90.8             $30.5           $138.3             $51.0
===============================================================================================================================

Preferred dividend requirements                                      (8.1)            (14.6)           (16.3)            (29.3)
-------------------------------------------------------------------------------------------------------------------------------

  Net income applicable
    to common shares                                                $82.7             $15.9           $122.0             $21.7
===============================================================================================================================

Net income per common share
  and common share equivalent                                        $.81              $.18            $1.19              $.25
===============================================================================================================================

Cash dividends per common share                                      $.15              $.15             $.30              $.30

Weighted average number of common
  shares and common share equivalents                               102.7              85.5            102.6              85.5
===============================================================================================================================

Net income per common share
  and common share equivalents, assuming full dilution               $.78              $.18            $1.16              $.25
===============================================================================================================================

Weighted average number of common
  shares and common share equivalents,
  assuming full dilution                                            115.2              85.5            105.6              85.5
===============================================================================================================================




                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                             JAMES RIVER CORPORATION
                          of Virginia and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months (26 Weeks) Ended
                         June 29, 1997 and June 30, 1996
                                  (in millions)
                                                                                            1997              1996
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities:
  Net income                                                                              $138.3             $51.0
  Depreciation expense and cost of timber harvested                                        190.6             205.3
  Amortization of goodwill                                                                  10.2              10.3
  Deferred income tax provision                                                             53.6               4.8
  Equity in earnings of unconsolidated affiliates                                           (4.9)             (1.4)
  Dividends received from unconsolidated affiliates                                          3.2               5.3
  Severance and other items                                                                (57.7)             30.4
  Retirement benefits expense in excess of funding                                          (5.0)              2.0
  Change in current assets and liabilities:
    Accounts receivable                                                                    (31.8)            (24.8)
    Inventories                                                                            (47.9)             67.0
    Prepaid expenses and other current assets                                                5.4               (.3)
    Accounts payable and accrued liabilities                                                23.2              31.5
    Foreign currency hedge                                                                 (31.5)
  Other, net                                                                               (37.6)            (22.6)
-------------------------------------------------------------------------------------------------------------------

      Cash provided by operating activities                                                208.1             358.5
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities:
  Expenditures for property, plant and equipment                                          (133.7)           (185.7)
  Cash received from sale of assets                                                        113.3              66.5
  Other, net                                                                                 7.9               3.0
-------------------------------------------------------------------------------------------------------------------

      Cash used for investing activities                                                   (12.5)           (116.2)
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities:
  Additions to long-term debt                                                               38.9               1.6
  Payments of long-term debt                                                               (10.5)           (192.6)
  Common and preferred stock cash dividends paid                                           (54.8)            (55.2)
  Other, net                                                                                10.1               1.7
-------------------------------------------------------------------------------------------------------------------

      Cash used for financing activities                                                   (16.3)           (244.5)
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                           179.3              (2.2)
Cash and cash equivalents, beginning of period                                              33.8              66.1
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                  $213.1             $63.9
===================================================================================================================



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies

         Basis of Presentation:

     In the  opinion of  management,  the  accompanying  unaudited  consolidated financial statements of James River Corporation of Virginia and Subsidiaries (the "Company" or "James River") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 29, 1997, and its results of operations and cash flows for the quarters (13 weeks) and six months (26 weeks) ended June 29, 1997, and June 30, 1996. The balance sheet as of December 29, 1996, was derived from audited financial statements as of that date. The results of operations for the six months ended June 29, 1997, are not necessarily indicative of the results to be expected for the full year.

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

     Reclassifications:

     Certain  amounts  in  the  prior  year's  financial  statements  have  been reclassified to conform to the current year's presentation including a reclassification of customer freight charges from net sales to cost of sales of $68.8 million, $73.4 million, $71.4 million and $67.8 million for the first, second, third and fourth quarters of 1996, respectively. Reportable segments for all periods have been reconfigured to include bleached board operations (formerly in the North American Consumer Products segment) in the Packaging segment and to include the foodwrap operations (formerly in the Packaging segment) in the North American Consumer Products segment.

     Adoption  of  Accounting  Pronouncements:

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for periods beginning after December 15, 1997, including interim periods. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, either in the statement of operations or a separate statement. Additionally, SFAS 130 requires the display of the accumulated balance of other comprehensive income. On a pro forma basis, for the quarters and six months ended June 29, 1997, and June 30, 1996, comprehensive income is a follows (in millions):



                                                                 Second Quarter               Six Months
                                                          --------------------------------------------------------
                                                               1997          1996         1997          1996
------------------------------------------------------------------------------------------------------------------

Net income                                                    $     90.8    $      30.5   $   138.3    $     51.0

Other comprehensive income, net of tax:
     Foreign currency translation                                  (27.0)          (4.9)     (112.8)        (24.9)
     Unrealized gain (loss) on securities                           18.3            2.6        13.9          (0.6)
------------------------------------------------------------------------------------------------------------------
           Other comprehensive income                               (8.7)          (2.3)      (98.9)        (25.5)

------------------------------------------------------------------------------------------------------------------
Comprehensive income                                          $     82.1    $      28.2   $    39.4    $     25.5
==================================================================================================================



     In June 1997, the Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for periods beginning after December 15, 1997, including interim periods after the year of initial adoption. SFAS 131 establishes standards for the way public companies report information about operating segments in both interim and annual financial statements, including related disclosures about products and services, geographic areas, and major customers. The Company has not determined what, if any, impact SFAS 131 will have on the operating segments reported nor the impact SFAS 131 will have on the related disclosures.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share ("SFAS 128"), which is effective for periods ending after December 15, 1997", including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") by replacing primary EPS with the presentation of basic EPS and requiring dual presentation of basic and diluted EPS on the face of the income statement. On a pro forma basis, for the quarters and six months ended June 29, 1997, and June 30, 1996, EPS as reported would have been:
                                        Second Quarter           Six Months
                                     -------------------------------------------
                                       1997        1996        1997        1996
-------------------------------------------------------------------------------

Basic earnings per share               $.89        $.19       $1.28        $.26
Diluted earnings per share              .78         .19        1.18         .25

-------------------------------------------------------------------------------

2.       Acquisitions and Dispositions

     On May 4, 1997, the Company, Fort Howard Corporation ("Fort Howard"), and a newly formed wholly-owned subsidiary of the Company entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which Fort Howard would become a subsidiary of the Company in a merger transaction. Under the Agreement, shareholders of Fort Howard will receive 1.375 shares of the Company's common stock for each share of Fort Howard common stock. The transaction is structured to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and it is anticipated that the merger will be accounted for as a pooling of interests. The merger, which is expected to be completed shortly after the special meeting of shareholders on August 12, 1997, is conditioned on, among other things, receiving requisite regulatory clearances and obtaining the requisite approvals of the shareholders of both companies.

     As a part of the Company's ongoing program of timberland divestitures, on April 29, 1997, pursuant to an offering memorandum dated September 12, 1996, James River completed the sale of approximately 95,000 acres of timberlands located in Alabama and Mississippi for cash proceeds of $111 million. The Company recorded a gain of $57.7 million ($35.2 million net of taxes, or $.34 per share) in severance and other items.

3.       Other Income

     The components of other income were as follows for the six months ended June 29, 1997, and June 30, 1996 (in millions):
                                                 June                   June
                                                 1997                   1996
-------------------------------------------------------------------------------
Interest and investment income                   $4.3                   $3.3
Equity in earnings of
  unconsolidated affiliates                       4.9                    1.5
Gain on sale of assets                            2.6                    4.6
Foreign currency exchange gain (loss)             (.4)                   1.2
Other, net                                        1.3                   (2.2)
-------------------------------------------------------------------------------

    Total other income                          $12.7                   $8.4
===============================================================================




4.       Income Taxes

     The Company's effective income tax rate was 42% for the six months ended June 29, 1997, compared to 44% for the first six months of 1996. The decrease in the effective tax rate from the prior year was primarily due to the relative size of non-tax-deductible permanent differences to pretax income.

5.       Inventories

     The components of inventories were as follows as of June 29, 1997, and December 29, 1996 (in millions):
                                                         June          December
                                                         1997              1996
-------------------------------------------------------------------------------
Raw materials                                         $137.1            $135.7
Finished goods and work in process                     456.7             418.2
Stores and supplies                                    127.7             131.6
------------------------------------------------------------------------------
                                                       721.5             685.5
Reduction to state certain inventories
  at last-in, first-out cost                           (38.3)            (35.1)
-------------------------------------------------------------------------------

    Total inventories                                 $683.2            $650.4
===============================================================================

6.       Financial Instruments

     The Company held $638 million and $1,286 million in notional amount of interest rate swaps with fair value liabilities of $9 million and $15 million as of June 29, 1997 and December 29, 1996, respectively. During the first quarter of 1997, the Company effectively unwound $648 million in notional amount of interest rate swaps at a cost of approximately $8 million. The cost of unwinding the interest rate swaps will be amortized to interest expense over the remaining periods originally covered by the contracts. The original maturity dates were between September 1998 and January 1999.

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

     The fair value of the Company's debt was $2,033 million and $2,065 million as of June 29, 1997, and December 29, 1996, respectively. Additionally, as of June 29, 1997, the pay-in-kind notes received from the spin-off of Crown Vantage Inc., valued at $89 million, are carried on the books at a fair value of approximately $109 million.

     The estimated fair values of the Company's financial instruments were based on quoted market prices of comparable instruments and current market rates as of June 29, 1997, and December 29, 1996, respectively.

7.       Commitments and Contingent Liabilities

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

     In December 1993, the U.S. Environmental Protection Agency ("EPA") published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions, generally referred to as "Cluster Rules". The final rules are likely to be issued in 1997, with a nominal compliance date of 2000. These rules may require significant changes in the pulping and/or bleaching process presently used in some U.S. pulp mills, including several of James River's mills. The implementation of the rules could materially increase the Company's capital expenditures between 1998 and 2000. Based on its evaluation of the rules as they are currently expected to be issued, the Company believes that capital expenditures of approximately $100 million may be required to bring James River's facilities into compliance. This estimate could change, depending on several factors, including changes to the proposed regulations, new developments in control and process technology, and inflation.

     In addition, James River has been identified as a potentially responsible party ("PRP"), along with others, at various EPA designated Superfund sites and is involved in remedial investigations and actions under federal and state laws. It is James River's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of June 29, 1997, James River's accrued environmental liabilities, including remediation and landfill closure costs, totaled $21.3 million. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accrual as necessary. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRP's. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position, but could have a material effect on consolidated results of operations in a given quarter or year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

         Litigation:

     In 1994, James River was sued in Morgan County, Alabama, in a class action and in Bridgeport, Connecticut, by certain former holders of James River's 10-3/4% Debentures due October 1, 2018. Most of these Debentures were retired by means of a tender offer to all holders, which commenced on September 18, 1992. The remainder were redeemed on November 2, 1992. Merrill Lynch & Co., which acted as James River's dealer manager for the tender, is also named as a defendant in the Alabama case. In general, the complaints allege violations of a covenant prohibiting use of lower cost borrowed funds to redeem the Debentures before October 1, 1998, and of various disclosure obligations, and seek damages in excess of $50 million plus punitive damages in excess of $500 million. The Alabama case has been certified as a class action and holders of approximately one-half of the Debentures elected not to be part of the class. In June 1997, the Alabama court granted James River summary judgement on the remaining claims, and dismissed the action. The plaintiffs have appealed to the Alabama Supreme Court. Most of the holders electing out of the Alabama class are plaintiffs in the Connecticut case. James River believes that all these claims are without merit and intends to defend them vigorously. In May 1996, James River settled the claim of an institutional holder of approximately 16.54% of the Debentures for $425,000 plus reimbursement of attorney's fees.

     In May 1997, the Attorney General of the State of Florida filed a civil action in the Gainesville Division of the United States District Court for the Northern District of Florida against the Company and nine other manufacturers of sanitary paper products alleging violations of federal and state antitrust and unfair competition laws. The complaint seeks civil penalty under Florida law of $1 million for each alleged violation against each defendant, an unspecified amount of treble damages and injunctive relief. Over the following weeks, additional civil class actions were filed in various federal and state courts against the same defendants alleging violations of federal and state antitrust statutes and seeking treble damages and injunctive relief. The actions are the subject of a motion for transfer and consolidation before the Joint Panel of Multidistrict Litigation. The litigation is in its earliest stages. The Company intends to defend the litigation vigorously.

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

8.       Segment Information

     James River's net sales and income from operations by business segment were as follows for the quarters and six months ended June 29, 1997, and June 30, 1996 (in millions):

                                                   CONSUMER PRODUCTS                          Communi-     Intersegment
                                                    North                                     cations     elimination/
                                                  America       Europe      Packaging          Papers        Corporate        Total
-----------------------------------------------------------------------------------------------------------------------------------
Quarter ended June 1997
Net sales                                          $733.6       $417.1         $198.3          $112.0          $(48.6)     $1,412.4
Segment results before severance
  and other items                                    84.0         42.0           23.8              .4           (17.9)        132.3
Severance and other items income                     57.7                                                                      57.7
                                                  _______      _______        _______         _______          _______      _______
Income from operations                              141.7         42.0           23.8              .4           (17.9)        190.0

-----------------------------------------------------------------------------------------------------------------------------------

Quarter ended June 1996
Net sales                                          $745.2       $452.4         $319.9          $113.8          $(61.1)     $1,570.2
Segment results before severance
  and other items                                    60.4         41.8           24.0             3.2           (23.6)        105.8
Severance and other items expense                    (3.3)                       (3.0)                            (.7)         (7.0)
                                                  _______      _______        _______         _______          _______      _______
Income from operations                               57.1         41.8           21.0             3.2           (24.3)         98.8

-----------------------------------------------------------------------------------------------------------------------------------

Six months ended June 1997
Net sales                                        $1,421.1       $843.7         $395.0          $231.3          $(96.8)     $2,794.3
Segment results before severance
  and other items                                   152.4         87.3           45.0            (3.2)          (36.7)        244.8
Severance and other items income                     57.7                                                                      57.7
                                                  _______      _______        _______         _______          _______      _______
Income from operations                              210.1         87.3           45.0            (3.2)          (36.7)        302.5

-----------------------------------------------------------------------------------------------------------------------------------

Six months ended June 1996
Net sales                                        $1,456.1       $917.3         $661.1          $226.0         $(134.9)     $3,125.6
Segment results before severance
  and other items                                   124.0         66.6           53.8             7.4           (46.2)        205.6
Severance and other items expense                   (26.0)                       (3.3)                           (1.1)        (30.4)
                                                  _______      _______        _______         _______          _______      _______
Income from operations                               98.0         66.6           50.5             7.4           (47.3)        175.2

-----------------------------------------------------------------------------------------------------------------------------------

9.       Subsequent Event

     In July 1997, James River announced that as of September 2, 1997, it is calling its Series P 9% Cumulative Convertible Preferred Stock for conversion into common stock at a conversion ratio of .9206 shares of common stock for each Series P depositary share. The conversion of the Series P depositary shares will reduce the Company's aggregate cash dividends by approximately $16.5 million per year. The conversion of Series P into common shares is not expected to have a material impact on the Company's calculation of earnings per share.

     In August 1997, James River announced that as of October 1, 1997, it is calling its Series O 8 1/4% Cumulative Preferred Stock for redemption at its face value of $98.1 million.
                                       13

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Overview

     James River reported net income of $90.8 million, or $.81 per share, for the second quarter ended June 29, 1997, compared with $30.5 million, or $.18 per share for the same quarter of the prior year. Net sales for the second quarter were $1,412 million, compared to $1,570 million in the prior year. For the six months ended June 29, 1997, net income was $138.3 million, or $1.19 per share, compared with $51.0 million, or $.25 per share in 1996. Net sales for the first six months of 1997 were $2,794 million compared to $3,126 million in 1996. The comparability of these results was impacted by nonrecurring charges and the 1996 divestitures of the Flexible Packaging and related Inks divisions, as well as several small domestic Consumer Products facilities.

Items Affecting Comparability

     Nonrecurring charges for the quarters and six months ended June 29, 1997, and June 30, 1996, were as follows (in millions, except per share amounts):

                                                       June 29, 1997                          June 30, 1996
                                          --------------------------------------- --------------------------------------
                                                             Net                                    Net
                                                           Income        Per                      Income        Per
                                              Gross        Impact       Share         Gross       Impact       Share
------------------------------------------------------------------------------------------------------------------------
Quarters ended:
  Severance costs                                                                         $4.9          $3.0       $.04
  Net (gain) loss on asset divestitures         ($57.7)       ($35.2)     ($.34)           2.1           1.2        .02
--------------------------------------------------------------------------------- --------------------------------------
     Total (income) expense                     ($57.7)       ($35.2)     ($.34)          $7.0          $4.2       $.06
========================================================================================================================
Six months ended:
  Severance costs                                                                        $18.7         $11.4       $.14
  Net (gain) loss on asset divestitures         ($57.7)       ($35.2)     ($.34)          11.7           7.1        .08
------------------------------------------------------------------------------------------------------------------------
     Total (income) expense                     ($57.7)       ($35.2)     ($.34)         $30.4         $18.5       $.22
========================================================================================================================


Net income for the quarters and six months ended June 29, 1997, excluding nonrecurring items, was $55.6 million or $.47 per share, and $103.1 million, or $.85 per share, respectively, compared with $34.7 million, or $.24 per share, and $69.5 million, or $.47 per share in the same periods of 1996. Net sales for the second quarter and six months, excluding divested operations, were $1,412 million and $2,794 million in 1997, respectively, compared with $1,438 million and $2,829 million for the comparable periods in 1996.

North American Consumer Products Business

     Operating profits before severance and other items for the North American Consumer Products Business, excluding results from divestitures, increased by 37%, from $61.5 million in the second quarter of 1996 to $84.0 million in the current quarter. Net sales for the quarters were similar, excluding revenues from divested operations, at $734 million in 1997, compared to $733 million in 1996. Second quarter results reflect volume gains in retail and commercial towel and tissue and retail tabletop categories, reduced manufacturing and raw material costs, and benefits of cost reduction initiatives, partially offset by foodservice volume declines of 5% and lower average selling prices led by competitors in the second quarter of 1996 for retail towel and tissue products.

     For the six months ended June 29, 1997, operating profits, excluding divestitures, were $152.4 million, an increase of 22% over the comparable six months in 1996. Excluding divestitures, revenues for the first six months of 1997 increased nearly 2% over the prior year. The increase in profitability over the first half of 1997 as compared to the prior year was also attributable to strong sales volumes, and reduced wood costs, combined with continued cost reduction benefits. Overall increased operating profits were partially offset by a decline in earnings attributable to market pulp sales. This business has approximately 200,000 tons of pulp capacity in excess of its annual requirements, which is sold as market pulp. Market pulp volume improvements of 10% over prior year's first six months levels were more than offset by average net selling price declines.

European Consumer Products Business

     Operating profits for the European Consumer Products Business increased slightly to $42.0 million, compared to $41.8 million in the second quarter of 1996. Operating profits of $87.3 million for this business for the six months ended June 29, 1997, were 31% above the $66.6 million reported in the prior year. The improvement in the European Consumer Products Business' operating profits was attributable to a combination of stronger volumes and lower raw material costs and other cost reductions, partially offset by the strengthening of the U.S. dollar, lower average pricing and additional promotional costs. The net impact of foreign currency translation to the U.S. dollar for the six months ended June 29, 1997, was a reduction in profits of approximately 6%. As a net buyer of approximately 450,000 tons per year of market pulp, the European Consumer Products Business continues to benefit from year over year declines in the cost of this raw material. Net sales declined 8% in both the second quarter and the first six months of 1997 to $417 million and $844 million from $452 million and $917 million in the comparable periods of 1996. While finished product sales volumes improved more than 4% over the first half of 1996, revenues continue to be negatively impacted by the strengthening of the U.S. dollar and a decline in average pricing. Improved finished product sales volumes reflect a continued volume growth in nearly all geographic markets.

Packaging Business

     Excluding the results attributable to the divestitures of the Flexible Packaging and Inks divisions in the second half of 1996, operating profits before severance and other items for the Packaging Business improved by 18% to $23.8 million in the current quarter from $20.1 million in the second quarter of 1996 while profits for the first six months decreased 2% to $45.0 million in 1997 from $45.9 million in the prior year. Net sales, adjusted for the Flexible Packaging and Inks transactions, were flat in the second quarters at $198 million in 1997 compared to $200 million in the prior year and decreased 6% to $395 million from $420 million for the six months ended June 29, 1997 and June 30, 1996, respectively. The current quarter's and six months' results reflect increased volumes for folding cartons and paperboard, lower manufacturing and raw material costs, partially offset by lower average selling prices.

Communications Papers Business

     Operating profits for the Communications Papers Business declined to $.4 million from $3.2 million in the second quarter of 1996. The operating profits for the six months decreased to a loss of $3.2 million from a profit of $7.4 million for the same period in 1996. Net sales for the second quarter were similar at $112 million in 1997 and $114 million in 1996, while net sales for the six months improved more than 2% to $231 million from $226 million in the prior year. The improvement in net sales for the first half of 1997 over the prior year is attributable to increased volumes of 24% due primarily to market-related production curtailments, which occurred in the first half of 1996. However, volume gains were more than offset by selling price declines.

Other Income and Expense Items

     General corporate expenses, before severance and other items, totaled $17.9 million and $36.7 million in the second quarter and first six months of 1997, respectively, compared to $23.6 million and $46.2 million for the same periods in the prior year. The majority of the decrease was related to reductions in spending on new integrated management information systems, as design and installation projects are being completed and systems become operational. Interest expense decreased from $88.1 million to $75.3 million between the first six months of 1996 and the first six months of 1997. This decrease was attributable to the reduction in average outstanding debt since the second quarter of 1996. Other income increased to $12.7 million in 1997 from $8.4 million in 1996, principally due to improved earnings of unconsolidated affiliates. The change in the effective tax rate for 1997 is discussed in Note 4 of Notes to Consolidated Financial Statements.

Adoption of Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for periods beginning after December 15, 1997, including interim periods. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, either in the statement of operations or a separate statement. Additionally, SFAS 130 requires the display of the accumulated balance of other comprehensive income. Note 1 of Notes to Consolidated Financial Statements describes the pro forma impact of SFAS 130 for the quarters and six months ended June 29, 1997, and June 30, 1996.

     In June 1997, the Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for periods beginning after December 15, 1997, including interim periods after the year of initial adoption. SFAS 131 established standards for the way public companies report information about operating segments in both interim and annual financial statements, including related disclosures about products and services, geographic areas, and major customers. The Company has not determined what, if any, impact SFAS 131 will have on the operating segments reported nor the impact SFAS 131 will have on the related disclosures.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is effective for periods ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") by replacing primary EPS with the presentation of basic EPS and requiring dual presentation of basic and diluted EPS on the face of the income statement. Note 1 of Notes to Consolidated Financial Statements describes the pro forma impact of SFAS 128 for the quarters and six months ended June 29, 1997, and June 30, 1996.


Financial Condition

     Cash provided by operating activities totaled $208.1 million in the first half of 1997, compared with the $358.5 million provided in the prior year. This decrease in cash provided by operating activities resulted from a payment on the unwinding of the Company's foreign currency hedge (See Note 6 of Notes to Consolidated Financial Statements) and increases in working capital. The Company's current ratio was 1.4 as of June 29, 1997, and 1.2 as of December 29, 1996, reflecting a working capital increase to $513 million from $299 million for the same periods primarily due to a temporary increase in cash balances. Capital expenditures were $133.7 million in the current quarter, compared to $185.7 million in the first half of 1996 reflecting divested operations and timing of expenditures.

     Total indebtedness decreased modestly from $1,971 million as of December 29, 1996, to $1,950 million as of June 29, 1997. As of June 29, 1997, the
Company had outstanding borrowings of approximately $383 million supported by revolving credit facilities. These borrowings included $242 million outstanding under such facilities, $89 million of commercial paper and $52 million of money market notes. Total outstanding debt as of June 29, 1997, included approximately $1,492 million of fixed rate and $458 million of floating rate obligations. Note 6 of Notes to Consolidated Financial Statements describes the Company's interest rate swap agreements.

     James River's ratio of net debt to total capitalization decreased to 42.9% as of the end of the second quarter, from 45.5% as of the prior year end, resulting from a temporary increase in cash balances and a modest decrease in debt levels. For purposes of this calculation, the Company defines total capitalization as the sum of current and long-term debt, preferred and common equity and minority interests and net debt as total debt less cash and cash equivalents. As of June 29, 1997, under the most restrictive provisions of the Company's debt agreements, James River had additional borrowing capacity of approximately $1.6 billion and net worth in excess of the minimum requirements specified by such agreements of approximately $390 million.

     In August 1997, James River announced that as of October 1, 1997, it is calling its Series O 8 1/4% Cumulative Preferred Stock for redemption at its face value of $98.1 million.

     In July 1997, James River announced that as of September 2, 1997, it is calling its Series P 9% Cumulative Convertible Preferred Stock for conversion into common stock at a conversion ratio of .9206 shares of common stock for each Series P depositary share. The conversion of the Series P depositary shares will reduce the Company's aggregate cash dividends by approximately $16.5 million per year. The conversion of Series P into common shares is not expected to have a material impact on the Company's calculation of earnings per share.

     On May 4, 1997, the Company, Fort Howard Corporation ("Fort Howard"), and a newly formed wholly-owned subsidiary of the Company entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which Fort Howard would become a subsidiary of the Company in a merger transaction. Under the Agreement, shareholders of Fort Howard will receive 1.375 shares of the Company's common stock for each share of Fort Howard common stock. The transaction is structured to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and it is anticipated that the merger will be accounted for as a pooling of interests. The merger, which is expected to be completed shortly after the special meeting of shareholders on August 12, 1997, is conditioned on, among other things, receiving requisite regulatory clearances and obtaining the requisite approvals of the shareholders of both companies.

     As a part of the Company's ongoing program of timberland divestitures, on April 29, 1997, pursuant to an offering memorandum dated September 12, 1996, James River completed the sale of approximately 95,000 acres of timberlands located in Alabama and Mississippi for cash proceeds of $111 million. The Company recorded a second quarter after-tax gain of $35.2 million on this sale.

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

            27(a) Financial Data Schedules for the six months ended
                  June 29, 1997,(filed electronically only).

            27(b) Financial Data Schedules restated for the six months ended June 30, 1996, (filed electronically only).

          (b)  Reports on Form 8-K:

           During the quarter ended June 29, 1997, and subsequent thereto, the Company filed the following Current Reports on Form 8-K:

           Date of Report           Event Reported


           May 4, 1997    The Company filed an Agreement and Plan of
                          Merger with Fort Howard Corporation dated
                          May 4, 1997.

           July 2, 1997   The Company filed a Registration Statement
                          on Form S-4 relating to the proposed merger with Fort Howard Corporation.

           July 24, 1997  The Company published a press release
                          announcing its results of operations for the second quarter and six months ended
                          June 29, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  JAMES RIVER CORPORATION of Virginia



                                  By:/s/William A. Paterson
                                    William A. Paterson
                                    Senior Vice President & Controller
                                    (Principal Financial and Accounting Officer)


Date:  August 7, 1997