Form 10-Q
period 1997-09-28
FORT JAMES CORP
filed 1997-11-12
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended: September 28, 1997  Commission File Number: 1-7911
--------------------------------------------------------------------------------




                             FORT JAMES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Virginia                              54-0848173
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S.Employer Identification No.
 incorporation or organization)




     120 Tredegar Street, Richmond, VA                         23219
--------------------------------------------------------------------------------
(Address of  principal  executive  offices)                 (Zip Code)


       Registrant's telephone number, including area code: (804) 644-5411
--------------------------------------------------------------------------------


                                 Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed since lastreport)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                                    Yes X         No


Number of shares of $.10 par value common stock outstanding as of October 31, 1997:

                               208,803,885 shares

                             FORT JAMES CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                               September 28, 1997


                                TABLE OF CONTENTS

                                                                       Page No.
PART I.  FINANCIAL INFORMATION:

         ITEM 1.  Financial Statements:

                  Consolidated Balance Sheets as of
                  September 28, 1997 and December 29, 1996               3

                  Consolidated Statements of Operations for the quarters and nine months ended September 28, 1997 and
                  September 29, 1996                                     5

                  Consolidated Statements of Cash Flows for the
                  nine months ended September 28, 1997 and
                  September 29, 1996                                     6

                  Notes to Consolidated Financial Statements             7

         ITEM 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition         14


PART II.  OTHER INFORMATION:

         ITEM 1.  Legal Proceedings                                     19

         ITEM 2.  Changes in Securities                                 19

         ITEM 3.  Defaults Upon Senior Securities                       19

         ITEM 4.  Submission of Matters to a Vote of
                  Security Holders                                      19

         ITEM 5.  Other Information                                     19

         ITEM 6.  Exhibits and Reports on Form 8-K                      20

         SIGNATURES                                                     23

PART I.    FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            FORT JAMES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     September 28, 1997 and December 29, 1996
                         (in millions except share data)

                                                                                               September             December
                                                                                                    1997                 1996
------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                                                          $34.6                $34.6
  Accounts receivable                                                                                813.5                781.3
  Inventories                                                                                        843.0                801.6
  Prepaid expenses and other current assets                                                           29.1                 52.6
  Deferred income taxes                                                                              106.0                138.5
------------------------------------------------------------------------------------------------------------------------------

    Total current assets                                                                           1,826.2              1,808.6
------------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment                                                                      7,860.5              7,924.7
Accumulated depreciation                                                                          (3,139.6)            (2,925.4)
------------------------------------------------------------------------------------------------------------------------------

    Net property, plant and equipment                                                              4,720.9              4,999.3

Investments in affiliates                                                                            163.5                154.6

Other assets                                                                                         471.4                464.4

Goodwill                                                                                             650.2                730.0
------------------------------------------------------------------------------------------------------------------------------

    Total assets                                                                                  $7,832.2             $8,156.9
==============================================================================================================================


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             FORT JAMES CORPORATION
                     CONSOLIDATED BALANCE SHEETS, Continued
                        (in millions, except share data)
                                                                                               September             December
                                                                                                    1997                 1996
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                                  $643.6               $607.3
  Accrued liabilities                                                                                732.8                805.8
  Current portion of long-term debt                                                                  139.2                128.9
------------------------------------------------------------------------------------------------------------------------------

    Total current liabilities                                                                      1,515.6              1,542.0
------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                                     3,879.9              4,305.3
Accrued postretirement benefits
  other than pensions                                                                                475.1                475.9
Deferred income taxes                                                                                725.7                690.5
Other long-term liabilities                                                                          254.8                291.7
------------------------------------------------------------------------------------------------------------------------------

  Total liabilities                                                                                6,851.1              7,305.4
------------------------------------------------------------------------------------------------------------------------------

Preferred stock, $10 par value, 5 million shares authorized, issuable in series;
  shares outstanding, September 28, 1997 - 3.5 million and December 29, 1996 -
  3.6 million                                                                                        450.4                738.4

Common stock, $.10 par value, 500 million shares authorized; shares outstanding,
  September 28, 1997 -- 208.3 million and
  December 29, 1996 -- 188.5 million                                                                  20.8                 18.9

Additional paid-in capital                                                                         2,770.8              2,407.0
Retained deficit                                                                                  (2,260.9)            (2,312.8)
------------------------------------------------------------------------------------------------------------------------------

    Total shareholders' equity                                                                       981.1                851.5
------------------------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                                                    $7,832.2             $8,156.9
==============================================================================================================================

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Quarters (13 Weeks) and Nine Months (39 weeks) Ended
                    September 28, 1997 and September 29, 1996
                      (in millions, except per share data)

                                                                 Third Quarter         Nine Months
                                                ------------------------------------------------------------------------------------
                                                           1997                 1996                 1997                 1996
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                               $1,825.4             $1,925.9             $5,497.5             $5,921.5
Cost of goods sold                                       1,270.4              1,358.8              3,834.6              4,258.4
Selling and administrative expenses                        277.1                302.5                848.3                954.0
Restructure and other unusual items (income) expense        53.9                (30.3)                (3.8)                  .1
------------------------------------------------------------------------------------------------------------------------------------

    Income from operations                                 224.0                294.9                818.4                709.0

Interest expense                                            87.3                102.2                277.6                327.3
Other income, net                                           11.1                  5.0                 22.3                 12.4
------------------------------------------------------------------------------------------------------------------------------------

    Income before income taxes, minority interests
      and extraordinary item                               147.8                197.7                563.1                394.1

Income tax expense                                          77.3                 83.6                244.9                163.2
------------------------------------------------------------------------------------------------------------------------------------

    Income before minority interests and extraordinary item 70.5                114.1                318.2                230.9

Minority interests                                          (1.8)                 (.1)                (2.6)                (2.6)
------------------------------------------------------------------------------------------------------------------------------------

    Income before extraordinary item                        68.7                114.0                315.6                228.3
------------------------------------------------------------------------------------------------------------------------------------

Extraordinary loss on early extinguishment of debt,
  net of taxes                                             (45.2)                                    (47.1)                (3.3)
------------------------------------------------------------------------------------------------------------------------------------

     Net income                                            $23.5               $114.0               $268.5               $225.0
====================================================================================================================================

Preferred dividend requirements                             (8.1)                (8.1)               (24.4)               (43.9)
------------------------------------------------------------------------------------------------------------------------------------

    Net income applicable to common shares                 $15.4               $105.9               $244.1               $181.1
====================================================================================================================================

Net income per common share:
   Before extraordinary item                                $.29                 $.52                $1.41                $1.02
   Extraordinary loss on early extinguishment of debt       (.22)                                     (.23)                (.02)
------------------------------------------------------------------------------------------------------------------------------------

          Net income per share                              $.07                 $.52                $1.18                $1.00
====================================================================================================================================

Cash dividends per common share                             $.15                 $.15                 $.45                 $.45

Weighted average number of common shares
   and common share equivalents                            209.4                204.1                207.7                181.1
====================================================================================================================================

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Nine Months (39 weeks) Ended
                    September 28, 1997 and September 29, 1996
                                  (in millions)

                                                                                                                    1997        1996
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities:
  Net income                                                                                                      $268.5     $225.0
  Depreciation expense and cost of timber harvested                                                                358.7      379.9
  Amortization of goodwill                                                                                          15.1       15.8
  Deferred income tax provision                                                                                     78.3       58.1
  Restructure and other unusual items                                                                               (3.8)        .1
  Loss on early extinguishment of debt, net of taxes                                                                47.1        3.3
  Undistributed earnings of unconsolidated affiliates                                                                1.4        4.2
  Change in current assets and liabilities:
    Accounts receivable                                                                                           (109.4)       7.9
    Inventories                                                                                                    (63.4)     103.6
    Prepaid expenses and other current assets                                                                       30.8        6.6
    Accounts payable and accrued liabilities                                                                        13.8       25.6
  Foreign currency hedge                                                                                           (31.5)
  Other, net                                                                                                       (41.1)     (26.2)
------------------------------------------------------------------------------------------------------------------------------------

      Cash provided by operating activities                                                                        564.5      803.9
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities:
  Expenditures for property, plant and equipment                                                                  (313.5)    (328.7)
  Cash received from sale of assets                                                                                144.3      440.9
  Cash paid for acquisitions, net                                                                                            (199.9)
  Other, net                                                                                                        13.2        5.9
------------------------------------------------------------------------------------------------------------------------------------

      Cash used for investing activities                                                                          (156.0)     (81.8)
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities:
  Additions to long-term debt                                                                                      633.4        3.4
  Payments of long-term debt                                                                                      (982.3)    (865.1)
  Common stock issued, net of offering costs                                                                                  205.1
  Common and preferred stock cash dividends paid                                                                   (82.4)     (69.9)
  Premiums paid on early extinguishment of debt                                                                    (45.5)
  Common stock issued on exercise of stock options                                                                  68.3        3.9
  Other, net                                                                                                                   (3.4)
------------------------------------------------------------------------------------------------------------------------------------

      Cash used for financing activities                                                                          (408.5)    (726.0)
------------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                                                               (3.9)
Cash and cash equivalents, beginning of period                                                                      34.6       67.0
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                                           $34.6      $63.1
====================================================================================================================================

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies

         Basis of Presentation:

         All financial information for Fort James Corporation ("Fort James" or the "Company") includes the results of James River Corporation of Virginia ("James River") and Fort Howard Corporation ("Fort Howard") for all periods presented giving retroactive effect to the merger on August 13, 1997 (See Note
2). In the opinion of management, the accompanying unaudited consolidated financial statements of Fort James contain all adjustments (consisting of only normal and necessary accruals) necessary to present fairly the Company's consolidated financial position as of September 28, 1997, and its results of operations and cash flows for the quarters (13 weeks) and nine months (39 weeks) ended September 28, 1997, and September 29, 1996. The balance sheet as of December 29, 1996, was derived from audited financial statements as of that date. The results of operations for the nine months ended September 28, 1997, are not necessarily indicative of the results to be expected for the full year.

         Derivative Financial Instruments:

         The Company's debt structure and international operations give rise to exposure to market risks from changes in interest rates and foreign currency exchange rates. To manage these risks, derivative financial instruments may be utilized by the Company including interest rate swaps, caps and options on its long-term debt and foreign exchange contracts on certain of its net investments in foreign operations. The Company does not hold or issue financial instruments for trading purposes. Occasionally, the Company may terminate a derivative financial instrument. If an interest rate swap, cap or an option is terminated because related debt no longer exists, any gain or loss is recognized into income immediately; otherwise, the gain or loss is deferred and amortized to interest expense over the remaining periods originally covered by the derivative contract. If a foreign exchange contract is terminated, the gain or loss is recognized in a separate component of equity, net of tax, consistent with the accounting treatment of the hedged item.

         Reclassifications:

         Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation including a reclassification of customer freight charges from net sales to cost of sales. Reportable segments for all periods have been reconfigured to include bleached board operations (formerly in the North American Consumer Products segment) in the Packaging segment and to include the foodwrap operations (formerly in the Packaging segment) in the North American Consumer Products segment.

         Adoption of Accounting Pronouncements:

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for periods beginning after December 15, 1996, including interim periods. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, either in the statement of operations or a separate statement. Additionally, SFAS 130 requires the display of the accumulated balance of other comprehensive income. On a pro forma basis, for the quarters and nine months ended September 28, 1997, and September 29, 1996, comprehensive income is as follows (in millions):


                                                                               Third Quarter                        Nine Months
                                                               ---------------------------------------------------------------------
                                                                           1997            1996                 1997           1996
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                $23.5          $114.0               $268.5         $225.0

Other comprehensive income, net of tax:
     Foreign currency translation                                         (21.0)           (2.3)              (135.9)         (27.2)
     Unrealized gain (loss) on securities                                                   9.5                 13.9            8.9
------------------------------------------------------------------------------------------------------------------------------------
           Other comprehensive income                                     (21.0)            7.2               (122.0)         (18.3)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                       $2.5          $121.2               $146.5         $206.7
====================================================================================================================================




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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is effective for periods ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") by replacing primary EPS with the presentation of basic EPS and requiring dual presentation of basic and diluted EPS on the face of the income statement. On a pro forma basis, for the quarters and nine months ended September 28, 1997, and September 29, 1996, EPS as reported would have been:

                                     Third Quarter               Nine Months
                                  ---------------------------------------------
                                   1997       1996             1997       1996
-------------------------------------------------------------------------------

Basic earnings per share           $.08       $.53            $1.21      $1.01
Diluted earnings per share          .07        .52             1.18       1.00

------------------------------------------------------------------------------

2.       Acquisitions and Dispositions

         Effective August 13, 1997, in connection with the merger, the Company issued 104.8 million shares of its common stock for all the outstanding common stock of Fort Howard. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined financial results of James River and Fort Howard. Net sales, income before extraordinary item and net income for the individual companies reported prior to the merger are as follows (in millions):


                                                      Second Quarter                              Six Months
                                        -------------------------------------------------------------------------------------
                                               1997                  1996                 1997                  1996
                                        -------------------   -------------------  --------------------  --------------------

Net sales
  James River                                       $1,412.4              $1,570.2              $2,794.3             $3,125.6
  Fort Howard                                          411.4                 402.4                 812.2                788.1
  Reclassifications                                     30.5                  42.0                  65.6                 81.9
                                        -------------------   -------------------  --------------------  --------------------
         Total                                      $1,854.3              $2,014.6              $3,672.1             $3,995.6
                                        ===================   ===================  ====================  ====================

Income before extraordinary item
  James River                                          $90.8                 $30.5                $138.3                $51.0
  Fort Howard                                           58.9                  36.4                 108.6                 63.3
                                        -------------------   -------------------  --------------------  --------------------
         Total                                        $149.7                 $66.9                $246.9               $114.3
                                        ===================   ===================  ====================  ====================

Net Income
  James River                                          $90.8                 $30.5                $138.3                $51.0
  Fort Howard                                           58.3                  33.1                 106.7                 60.0
                                        -------------------   -------------------  --------------------  --------------------
         Total                                        $149.1                 $63.6                $245.0               $111.0
                                        ===================   ===================  ====================  ====================



         The consolidated financial information presented above reflects reclassifications of customer freight expenses and certain trade promotions to conform the classifications of Fort Howard to those of Fort James. The conforming of the accounting practices of Fort James and Fort Howard resulted in no adjustments to net income or shareholders' equity. There were no significant intercompany transactions between Fort James and Fort Howard.

         During the third quarter, the Company expensed merger transaction costs of $53.9 million in restructure and other unusual items as required under the pooling-of-interests accounting method. Fort James anticipates that the integration of James River and Fort Howard will result in restructuring charges which will be reflected in the consolidated statements of operations of the Company in the fourth quarter of 1997. The range of restructure charges cannot be reasonably estimated until an analysis of the newly combined operations is complete and a detailed restructure plan is developed.

         As a part of the Company's ongoing program of timberland divestitures, on April 29, 1997, pursuant to an offering memorandum dated September 12, 1996, Fort James completed the sale of approximately 95,000 acres of timberlands located in Alabama and Mississippi for cash proceeds of $111 million. The Company recorded a gain of $57.7 million ($35.2 million net of taxes, or $.17 per share) in restructure and other unusual items.

3.       Income Taxes

         The Company's effective income tax rate was 43.5% for the nine months ended September 28, 1997, compared to 41.4% for the first nine months of 1996. The increase in the effective tax rate from the prior year was primarily due to certain non-tax-deductible merger transaction costs in 1997, partially offset by the reduced relative size of non-tax-deductible permanent differences to pretax income.

4.       Inventories

         The components of inventories were as follows as of September 28, 1997, and December 29, 1996 (in millions):

                                                                       September         December
                                                                            1997             1996
----------------------------------------------------------------------------------------------------
Raw materials                                                               $174.5           $177.0
Finished goods and work in process                                           546.6            498.8
Stores and supplies                                                          161.0            160.9
----------------------------------------------------------------------------------------------------
                                                                             882.1            836.7
Reduction to state certain inventories
  at last-in, first-out cost                                                 (39.1)           (35.1)
----------------------------------------------------------------------------------------------------

    Total inventories                                                       $843.0           $801.6
====================================================================================================



5.       Financial Instruments

         The Company held $1,138 million and $1,286 million in notional amount of interest rate swaps with fair value liabilities of $8 million and $15 million as of September 28, 1997, and December 29, 1996, respectively. In the third quarter of 1997, the Company entered into $500 million in notional amount of interest rate swaps to hedge the New Credit Facility (See Note 6). During the first quarter of 1997, the Company effectively unwound $648 million in notional amount of interest rate swaps at a cost of approximately $8 million. The cost of unwinding the interest rate swaps is being amortized to interest expense through January 1999. The Company is also party to LIBOR-based interest rate cap agreements which limit the interest cost to the Company with respect to $500 million of floating rate obligations. The fair value of these cap agreements was $.1 million compared to a carrying value of $5 million as of September 28, 1997.

         During the first quarter of 1997, the Company unwound all $470 million in notional amount of foreign exchange contracts, along with interest rate agreements, at a cost of $31 million, net of tax benefits. The foreign exchange contracts were designated as hedges of a portion of the Company's net investment in its European Consumer Products Business. The net termination cost was recorded as a component of equity. The Company terminated such contracts prior to their original expiration in September 1998.

         The fair value of the Company's debt was $4,194 million and $4,586 million as of September 28, 1997, and December 29, 1996, respectively. The estimated fair values of the Company's financial instruments were based on quoted market prices of comparable instruments and current market rates as of September 28, 1997, and December 29, 1996, respectively.

 6.       Indebtedness

         In connection with the merger, Fort James undertook a plan (the "Debt Refinancing Plan") designed to refinance an aggregate of approximately $2 billion principal amount of debt of Fort James and Fort Howard. The Debt Refinancing Plan is expected to result in a reduction of interest expense of approximately $50 million annually. In connection with the Debt Refinancing Plan, the Company incurred a $47.1 million, net of taxes, extraordinary loss for prepayment penalties. An additional extraordinary charge of approximately $80 million, net of taxes, is anticipated to be recorded in the fourth quarter on completion of the Debt Refinancing Plan.

                  At the time of the merger, as the first step in the Debt Refinancing Plan, Fort James and Fort Howard entered into a new $2.5 billion bank credit facility (the "New Credit Facility") and borrowed $666 million thereunder to replace certain of the pre-merger bank credit facilities. As of September 28, 1997, the Company had $661 million outstanding under the New Credit Facility. Additionally, on August 13, 1997, prior to the effectiveness of the merger, Fort James repurchased and retired $200 million in aggregate principal amount of its 9.77% Senior Notes due 2014 with proceeds from previous divestitures and excess cash from operations. As the second step in the Debt Refinancing Plan, on September 8, 1997, Fort Howard commenced cash tender offers for approximately $1.47 billion of its outstanding public debt securities and, upon expiration of the tender offers in the fourth quarter, purchased a total of $1.28 billion of such debt securities as follows: (i) $89.9 million of 8 1/4% Senior Notes due 2002, (ii) $395.0 million of 9 1/4% Senior Notes due 2001,
(iii) $559.3 million of 9% Senior Subordinated Notes due 2006 and (iv) $234.2 million of 10% Subordinated Notes due 2003. The tender offers were funded through a combination of borrowings under the New Credit Facility and the issuance of $720 million aggregate principal amount of notes. These notes were issued subsequent to the end of the quarter, on September 29, 1997, as follows:
(i) $100 million 6 1/2% Senior Notes due 2002, (ii) $320 million 6?% Senior Notes due 2004 and (iii) $300 million 6?% Senior Notes due 2007.


7.          Preferred Stock

         During the third quarter of 1997, all outstanding shares of the Company's Series P 9% Cumulative Convertible Preferred Stock, having a face value of $287.5 million, were converted into approximately 15.3 million shares of Common Stock. On October 1, 1997, subsequent to the end of the third quarter, the Company redeemed all outstanding shares of its Series O 8 1/4 % Cumulative Preferred Stock for a redemption price of approximately $98.1 million. These actions will reduce aggregate cash dividends by approximately $25 million annually.

     8.   Commitments and Contingent Liabilities

         Environmental Matters:

         Like its competitors, Fort James is subject to extensive regulation by various federal, state, provincial, and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations on the discharge of materials into the environment, including effluent and emission limitations, as well as require the Company to obtain and operate in compliance with the conditions of permits and other governmental authorizations. Future regulations could materially increase the Company's capital requirements and certain operating expenses in future years.

         In December 1993, the U.S. Environmental Protection Agency ("EPA") published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions, generally referred to as "Cluster Rules". The final rules are likely to be issued in 1997, with a nominal compliance date of 2000. These rules may require significant changes in the pulping and/or bleaching process presently used in some U.S. pulp mills, including several of Fort James' mills. The implementation of the rules could increase the Company's capital expenditures between 1998 and 2001. Based on its evaluation of the rules as they are currently expected to be issued, the Company believes that capital expenditures of approximately $100 million may be required to bring Fort James' facilities into compliance. This estimate could change, depending on several factors, including changes to the proposed regulations, new developments in control and process technology, and inflation.

         In  addition,   Fort  James  has  been   identified  as  a  potentially
responsible party ("PRP"), along with others, at various EPA designated Superfund sites and is involved in remedial investigations and actions under federal and state laws. Among these sites, the Company, along with six other current and former operators of pulp and paper facilities, has been identified as a PRP by the U.S. Fish and Wildlife Service and other state and federal agencies, including the EPA, and tribal entities, regarding contamination of the lower Fox River by hazardous substances. The agencies and tribes seek restoration of the river and natural resources damages. At this time, the Company, in conjunction with other PRPs, has agreed to participate in the funding of remedial studies and a natural resources damages assessment and is engaged in negotiations with federal and state agencies and tribes to resolve outstanding claims.

         It is Fort James' policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of September 28, 1997, the Company's accrued environmental liabilities, including remediation and landfill closure costs, totaled $58.3 million. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accrual as necessary. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRP's. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position, but could have a material effect on consolidated results of operations in a given quarter or year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

         Litigation:

         In 1994, Fort James was sued in Morgan County, Alabama, in a class action and in Bridgeport, Connecticut, by certain former holders of Fort James's 10 3/4% Debentures due October 1, 2018. Most of these Debentures were retired by means of a tender offer to all holders, which commenced on September 18, 1992. The remainder was redeemed on November 2, 1992. Merrill Lynch & Co., which acted as Fort James' dealer manager for the tender, was also named as a defendant in the Alabama case. In general, the complaints alleged violations of a covenant prohibiting use of lower cost borrowed funds to redeem the Debentures before October 1, 1998, and of various disclosure obligations, and sought damages in excess of $50 million plus punitive damages in excess of $500 million. The Alabama case was certified as a class action and holders of slightly over one-half of the Debentures elected not to be part of the class. In June 1997, the Alabama court granted Fort James summary judgement on the claims, and dismissed the action. The plaintiffs have appealed to the Alabama Supreme Court. Fort James believes that the Alabama case is without merit and intends to defend it vigorously. Most of the holders electing out of the Alabama class were plaintiffs in the Connecticut case. In May 1996, Fort James settled the claim of an institutional holder of approximately 16.54% of the Debentures for $425,000 plus reimbursement of attorney's fees, and in October 1997, Fort James settled all of the claims of the Connecticut plaintiffs, representing 39% of the Debentures for approximately $980,000 plus reimbursement of attorney's fees.

         In May 1997, the Attorney General of the State of Florida filed a civil action in the Gainesville Division of the United States District Court for the Northern District of Florida against the Company and eight other manufacturers of sanitary paper products alleging violations of federal and state antitrust and unfair competition laws. The complaint seeks civil penalty under Florida law of $1 million for each alleged violation against each defendant, an unspecified amount of treble damages and injunctive relief. Additional civil class actions have been filed in various federal and state courts against the same defendants alleging violations of federal and state antitrust statutes and seeking treble damages and injunctive relief. The Judicial Panel for Multidistrict Litigation has ordered the cases consolidated in the United States District Court at Gainesville, Florida. State court actions in California and Tennessee with similar allegations may proceed separately. The litigation is in its earliest stages. The Company believes that these cases are without merit and intends to defend the litigation vigorously.

         Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial condition of Fort James but could materially affect consolidated results of operations in a given quarter or year.

9.       Segment Information

         Fort James' net sales and income from operations by business segment were as follows for the quarters and nine months ended September 28, 1997, and September 29, 1996 (in millions):

                                             Consumer Products
                                         -----------------------                         Communi-        Intersegment
                                               North                                      cations        elimination/
                                             America         Europe      Packaging        Papers           Corporate           Total
------------------------------------------------------------------------------------------------------------------------------------
Quarter ended September 1997
Net sales                                   $1,109.2         $438.5         $200.0        $117.8              $(40.1)      $1,825.4
Segment results before restructure
 and other unusual items                       219.9           48.3           22.7          11.0               (24.0)         277.9
Restructure and other unusual items
  income (expense)                                                                                             (53.9)         (53.9)
                                              _______        _______        _______       _______             _______        _______
Income from operations                         219.9           48.3           22.7          11.0               (77.9)         224.0

------------------------------------------------------------------------------------------------------------------------------------
Quarter ended September 1996
Net sales                                   $1,086.2         $491.6         $280.0        $116.2              $(48.1)      $1,925.9
Segment results before restructure
  and other unusual items                      217.8           54.5           22.9           4.8               (35.4)         264.6
Restructure and other unusual items
  income (expense)                              (5.8)          (4.7)          40.9                               (.1)          30.3
                                              _______        _______        _______       _______             _______        _______
Income from operations                         212.0           49.8           63.8           4.8               (35.5)         294.9

------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 1997
Net sales                                   $3,313.8       $1,376.5         $595.0        $349.1             $(136.9)      $5,497.5
Segment results before restructure
  and other unusual items                      655.6          153.6           67.7           7.8               (70.1)         814.6
Restructure and other unusual items
  income (expense)                              57.7                                                           (53.9)           3.8
                                              _______        _______        _______       _______             _______        _______
Income from operations                         713.3          153.6           67.7           7.8              (124.0)         818.4

------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 1996
Net sales                                   $3,322.5       $1,498.7         $941.1        $342.2             $(183.0)      $5,921.5
Segment results before restructure
  and other unusual items                      579.6          134.4           76.7          12.2               (93.8)         709.1
Restructure and other unusual items
  income (expense)                             (31.8)          (4.7)          37.6                              (1.2)          (0.1)
                                              _______        _______        _______       _______             _______        _______
Income from operations                         547.8          129.7          114.3          12.2               (95.0)         709.0

------------------------------------------------------------------------------------------------------------------------------------



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Overview

         Fort James reported net income of $23.5 million, or $.07 per share, for the third quarter ended September 28, 1997, compared with $114.0 million, or $.52 per share for the same quarter of the prior year. Net sales for the third quarter were $1,825 million, compared to $1,926 million in the prior year. For the nine months ended September 28, 1997, net income was $268.5 million, or $1.18 per share, compared with $225.0 million, or $1.00 per share in 1996. Net sales for the first nine months of 1997 were $5,498 million compared to $5,922 million in 1996. Fort James net sales and income from operations by business segment is presented in Note 9 of Notes to Consolidated Financial Statements.
The comparability of these results was impacted by nonrecurring charges, extraordinary loss on early extinguishment of debt, the 1996 divestitures of the Flexible Packaging and related Inks divisions, as well as several small domestic Consumer Products facilities, and the estimated impact of foreign currency translation.

Items Affecting Comparability

         Nonrecurring charges for the quarters and nine months ended September 28, 1997, and September 29, 1996, were as follows (in millions, except per share amounts):

                                                              September 28, 1997                September 29, 1996
                                                         ------------------------------  ----------------------------------
                                                                      Net                                Net
                                                                     Income     Per                    Income       Per
                                                           Gross     Impact    Share        Gross      Impact      Share
---------------------------------------------------------------------------------------------------------------------------
Quarters ended:
  Severance costs and asset
       write-downs                                                                          $16.6       $10.4       $.05
  Transaction costs                                       $53.9      $53.9      $.25
  Net gain on asset divestitures                                                            (46.9)      (24.2)      (.12)
---------------------------------------------------------------------------------------------------------------------------
     Total (income) expense                               $53.9      $53.9      $.25       ($30.3)     ($13.8)     ($.07)
===========================================================================================================================
Nine months ended:
  Severance costs and asset
       write-downs                                                                          $47.0       $28.9       $.16
  Transaction costs                                       $53.9      $53.9      $.25
  Net gain on asset divestitures                          (57.7)     (35.2)     (.17)       (46.9)      (24.2)      (.14)
---------------------------------------------------------------------------------------------------------------------------
     Total (income) expense                               ($3.8)     $18.7      $.08          $.1        $4.7       $.02
===========================================================================================================================



         Net income for the quarters and nine months ended September 28, 1997, excluding nonrecurring items and extraordinary loss on early extinguishment of debt, was $122.6 million or $.54 per share, and $334.3 million, or $1.49 per share, respectively, compared with $100.2 million, or $.45 per share, and $233.0 million, or $1.04 per share in the same periods of 1996. Net sales for the third quarter and nine months, excluding divested operations and the estimated impact of foreign currency translation, were $1,880 million and $5,611 million in 1997, respectively, compared with $1,850 million and $5,537 million for the comparable periods in 1996.

North American Consumer Products Business

         Operating profits before restructure and other unusual items for the North American Consumer Products Business, excluding results from divestitures, increased by 1%, from $218.1 million in the third quarter of 1996 to $219.9 million in the current quarter. Net sales for the quarters increased by 2%, excluding revenues from divested operations, at $1,109 million in 1997, compared to $1,086 million in 1996. Third quarter results reflect volume gains of approximately 2% in the away-from-home tissue markets and benefits of cost reduction initiatives, partially offset by commercial foodservice volume declines. The more competitive pricing environment experienced by the Company in the retail tissue markets is expected to continue for the near term. For the nine months ended September 28, 1997, operating profits, excluding divestitures, were $655.6 million, an increase of 13% over the comparable nine months in 1996. Excluding divestitures, revenues for the first nine months of 1997 increased 1% over the prior year. The increase in profitability for the first nine months of 1997 as compared to the prior year was also attributable to strong sales volumes, and reduced wood costs, combined with continued cost reduction benefits.

European Consumer Products Business

         Operating profits decreased 11% for the European Consumer Products Business to $48.3 million, compared to $54.5 million in the third quarter of 1996 due to the effect of foreign currency translation. Without the foreign currency effect, operating profits were comparable to prior year reflecting increased price competition offset by cost reduction benefits. Operating profits of $153.6 million for this business for the nine months ended September 28, 1997, were 14% above the $134.4 million reported in the prior year. This improvement in the European Consumer Products Business' operating profits for the first nine months of 1997 was attributable to a combination of stronger finished goods volumes of approximately 2% and lower raw material costs and other cost reductions, partially offset by the strengthening of the U.S. dollar and lower average pricing. The net impact of foreign currency translation to the U.S. dollar for the nine months ended September 28, 1997, was a reduction in profits of approximately 8%. Net sales adjusted for the effects of foreign currency translation were comparable in both the third quarter and the first nine months of 1997 and 1996. While finished product sales volumes improved compared to the first nine months of 1996, revenues continued to be negatively impacted by the strengthening of the U.S. dollar and a decline in average pricing.

Packaging Business

         Excluding the results attributable to the divested Flexible Packaging and Inks divisions in 1996, operating profits before restructure and other unusual items for the Packaging Business decreased by 8% to $22.7 million in the current quarter from $24.8 million in the third quarter of 1996 while profits for the first nine months decreased 4% to $67.7 million in 1997 from $70.7 million in the prior year. Net sales, adjusted for the Flexible Packaging and Inks transactions, were relatively flat in the third quarters at $200 million in 1997 compared to $204 million in the prior year and for the first nine months at $595 million in 1997 compared to $613 million in 1996. The current quarter's and nine months' results reflected benefits of increased volumes for folding cartons and paperboard and cost reductions, offset by lower average selling prices, increased wastepaper costs and transition costs incurred in connection with new customers.

Communications Papers Business

         Operating profits for the Communications Papers Business increased to $11.0 million in the current quarter from $4.8 million in the third quarter of 1996. The operating profits for the nine months decreased to $7.8 million from $12.2 million for the same period in 1996. Net sales for the third quarter were similar at $118 million in 1997 and $116 million in 1996, while net sales for the nine months improved 2% to $349 million from $342 million in the prior year. The current quarter's profits reflected increased volumes, lower wood costs and cost reduction initiatives, partially offset by lower average selling prices.

Other Income and Expense Items

         General corporate expenses, before restructure and other unusual items, totaled $24.0 million and $70.1 million in the third quarter and first nine months of 1997, respectively, compared to $35.4 million and $93.8 million for the same periods in the prior year. The majority of the decrease was related to reductions in spending on new integrated management information systems, as design and installation projects are completed and systems become operational. Interest expense decreased from $327.3 million to $277.6 million between the first nine months of 1996 and the first nine months of 1997. This decrease was attributable to the reduction in average outstanding debt combined with the initial benefits from the Company's debt refinancing activities in 1997. Other income increased to $22.3 million in 1997 from $12.4 million in 1996, principally due to improved earnings of unconsolidated affiliates and gains on sales of assets. The change in the effective tax rate for 1997 is discussed in
Note 4 of Notes to Consolidated Financial Statements. The extraordinary loss on early extinguishment of debt of $47.1 million, net of taxes, for the nine months ended September 28, 1997, primarily relates to the debt refinancings as described in Note 6 of Notes to Consolidated Financial Statements.

Adoption of Accounting Pronouncement

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for periods beginning after December 15, 1997, including interim periods. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, either in the statement of operations or a separate statement. Additionally, SFAS 130 requires the display of the accumulated balance of other comprehensive income. Note 1 of Notes to Consolidated Financial Statements describes the pro forma impact of SFAS 130 for the quarters and nine months ended September 28, 1997, and September 29, 1996.

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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is effective for periods ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") by replacing primary EPS with the presentation of basic EPS and requiring dual presentation of basic and diluted EPS on the face of the income statement. Note 1 of Notes to Consolidated Financial Statements describes the pro forma impact of SFAS 128 for the quarters and nine months ended September 28, 1997, and September 29, 1996.

Year 2000

         The Company has developed plans to address the possible exposure related to the impact on its computer systems of the Year 2000. Key financial information and operational systems have been assessed, and the Company is in the process of executing the plans to modify systems prior to December 31, 1999. The financial impact of making the required system changes has not been and is not expected to be material to the Company's consolidated financial position or results of operations.

FINANCIAL CONDITION

         Cash provided by operating activities totaled $564.5 million in the first nine months of 1997, compared with the $803.9 million provided in the prior year. This decrease in cash provided by operating activities resulted from a payment for the unwinding of the Company's foreign currency hedge (See Note 5 of Notes to Consolidated Financial Statements) and increases in accounts receivable and inventory. Inventory increases occurred in anticipation of the possible retirement of older, less efficient machines, which is being considered. The Company's current ratio was 1.2 as of September 28, 1997, and December 29, 1996. Capital expenditures decreased to $313.5 million for the nine months ended September 28, 1997, from $328.7 million in the first nine months of 1996 due to divested operations partially offset by spending on a new tissue machine at the Savannah, Georgia mill scheduled for completion in 1999. The Company currently anticipates 1997 annual capital spending to approximate $500 million.

         Total indebtedness decreased by $415 million from $4,434 million as of December 29, 1996, to $4,019 million as of September 28, 1997. As of September 28, 1997, the Company had outstanding borrowings of approximately $885 million supported by revolving credit facilities. These borrowings included $793 million outstanding under such facilities, $69 million of commercial paper and $23 million of money market notes. Total outstanding debt as of September 28, 1997, included approximately $1,042 million of fixed rate and $2,977 million of floating rate obligations. Note 5 of Notes to Consolidated Financial Statements describes the Company's interest rate swap agreements.

         In connection with the merger, Fort James undertook a plan (the "Debt Refinancing Plan") designed to refinance an aggregate of approximately $2 billion principal amount of debt of Fort James and Fort Howard. The Debt Refinancing Plan is expected to result in a reduction of interest expense of approximately $50 million annually. In connection with the Debt Refinancing Plan, the Company incurred a $47.1 million, net of taxes, extraordinary loss for prepayment penalties. An additional extraordinary charge of approximately $80 million, net of taxes, is anticipated to be recorded in the fourth quarter on completion of the Debt Refinancing Plan.

                  At the time of the merger, as the first step in the Debt Refinancing Plan, Fort James and Fort Howard entered into a new $2.5 billion bank credit facility (the "New Credit Facility") and borrowed $666 million thereunder to replace certain of the pre-merger bank credit facilities. As of September 28, 1997, the Company had $661 million outstanding under the New Credit Facility. Additionally, on August 13, 1997, prior to the effectiveness of the merger, Fort James repurchased and retired $200 million in aggregate principal amount of its 9.77% Senior Notes due 2014 with proceeds from previous divestitures and excess cash from operations. As the second step in the Debt Refinancing Plan, on September 8, 1997, Fort Howard commenced cash tender offers for approximately $1.47 billion of its outstanding public debt securities and, upon expiration of the tender offers in the fourth quarter, purchased a total of $1.28 billion of such debt securities as follows: (i) $89.9 million of 8 1/4% Senior Notes due 2002, (ii) $395.0 million of 9 1/4% Senior Notes due 2001,
(iii) $559.3 million of 9% Senior Subordinated Notes due 2006 and (iv) $234.2 million of 10% Subordinated Notes due 2003. The tender offers were funded through a combination of borrowings under the New Credit Facility and the issuance of $720 million aggregate principal amount of notes. These notes were issued subsequent to the end of the quarter, on September 29, 1997, as follows:
(i) $100 million 6 1/2% Senior Notes due 2002, (ii) $320 million 6?% Senior Notes due 2004 and (iii) $300 million 6?% Senior Notes due 2007.

         During the third quarter of 1997, all outstanding shares of the Company's Series P 9% Cumulative Convertible Preferred Stock, having a face value of $287.5 million, were converted into approximately 15.3 million shares of Common Stock. On October 1, 1997, subsequent to the end of the third quarter, the Company redeemed all outstanding shares of its Series O 8 1/4 % Cumulative Preferred Stock for a redemption price of approximately $98.1 million. These actions will reduce aggregate cash dividends by approximately $25 million annually.

         As part of the Company's ongoing program of timberland divestitures, on April 29, 1997, pursuant to an offering memorandum dated September 12, 1996, Fort James completed the sale of approximately 95,000 acres of timberlands located in Alabama and Mississippi for cash proceeds of $111 million. The Company recorded a second quarter after-tax gain of $35.2 million on this sale.

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive pricing pressures for the Company's products; changes in raw material, energy and other costs; opportunities that may be presented to and pursued by the Company; determinations by regulatory and governmental authorities; the ability to successfully integrate James River and Fort Howard businesses; and the ability to achieve synergistic and other cost reductions and efficiencies.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         None.

Item 2.  CHANGES IN SECURITIES.

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A  Special  Meeting  of  Shareholders  was  held on  August  12,  1997.
Shareholders of record of the Company's Common Stock and its Series P 9% Cumulative Convertible Preferred Stock at the close of business on June 30, 1997, were entitled to vote at the meeting.

         The Shareholders approved i) the issuance of shares of common stock pursuant to the merger with Fort Howard Corporation, ii) the amendment to the Articles of Incorporation to increase the number of authorized common shares to 500 million and to change the corporate name to "Fort James Corporation", iii) the amendment of the Bylaws of the Company to increase the fixed number of board members to 15 and iv) the amendment to the James River 1996 Stock Incentive Plan to increase the number of shares available for issuance by eight million and to provide performance-based awards under such plan. The votes were cast as follows:

                                                          Voted         Voted    Vote Withheld         Broker
                                                            For       Against     or Abstained      Non-Votes
------------------------------------------------ --------------- ------------- ---------------- --------------

   i) Share issuance                                 80,341,887       592,687          316,742
  ii) Amendment of Articles of Incorporation         79,660,881     1,144,423          446,012
 iii) Amendment of Bylaws                            79,996,235       789,854          465,227
 iv) Amendment of Incentive Plan                     74,308,525     6,195,415          747,376


Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  The exhibits listed below are filed as part of this quarterly report. Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

                  Exhibit                                                Starts
                  Number                                                 on Page
--------------------------------------------------------------------------------
                  3(a) James River  Corporation  of Virginia  Amended and
                         Restated  Articles of Incorporation as amended
                         effective January 4, 1990 - filed herewith.        E-1

                  3(b) James River  Corporation of Virginia  Articles of
                       Amendment to the Amended and Restated Articles of Incorporation Designating the Series O 8-1/4% Cumulative Preferred Stock ($10.00 par value),
                       effective October 1, 1992 - filed herewith.          E-2

                  3(c) Articles of Amendment to the Amended and Restated
                       Articles   of   Incorporation   of  James   River
                       Corporation of Virginia  Designating the Series P
                       9% Cumulative Convertible Preferred Stock ($10.00
                       par value)- filed herewith.                          E-3

                  3(d) Articles of  Amendment to Amended and  Restated
                         Articles of  Incorporation as of August 13, 1997
                         - filed herewith.                                  E-4

                  3(e) Amended and Restated Bylaws of Fort James
                         Corporation as of August 13, 1997 -
                         filed herewith.                                    E-5

                 10(a) Stockholders Agreement dated as of August 13, 1997
                         - filed herewith.                                  E-6

                 10(b) Registration Rights Agreement dated as of
                         August 13,  1997  -  filed herewith.               E-7

                 10(c) Amended and Restated Employment Agreement,  dated
                       as of June 10, 1997 between James River and Miles Marsh (incorporated by reference to Exhibit 10.3 to the Company's filing of Form S-4 dated June 26, 1997).

                 10(d) Amended and Restated Employment Agreement,  dated
                       as of June 10, 1997 between James River and Michael T. Riordan (incorporated by reference to
                       Exhibit 10.4 to the Company's filing of Form S-4 dated June 26, 1997).

                 10(e) Form  of   Employment   Agreement   between   the
                       Registrant and executive officers of Fort Howard (incorporated by reference to Exhibit 10.5 to the Company's filing of Form S-4 dated June 26,
                       1997).

                 10(f) Form  of   Employment   Agreement   between   the
                       Registrant and executive officers of the Registrant (incorporated by reference to Exhibit
                       10.5 to the Company's filing of Form S-4 dated June 26, 1997).

                  Exhibit                                                Starts
                  Number                  Description                    on Page
--------------------------------------------------------------------------------

                 10(g) Fort  James  Corporation   $2,500,000,000  Credit
                       Agreement  dated as of August 13,  1997,  amended
                       and restated October 31, 1997 - filed herewith.      E-8

                  11   Computation of Earnings per Share - filed herewith.  E-9

                  12   Computation of Ratio of Earnings to Fixed Charges -
                         filed herewith.                                   E-10

                 27(a) Financial  Data  Schedules  for the nine months
                         ended September 28, 1997(filed electronically only).

                 27(b) Financial  Data  Schedules  restated for the nine
                       months ended September 29, 1996 (filed
                       electronically only).


         (b)        Reports on Form 8-K:

                  During the quarter ended September 28, 1997, and subsequent thereto, the Company filed the following Current Reports on Form 8-K:

                  Date of Report                                           Event Reported
-------------------------------------------------------------------------------------------------------------------------
                   July 2,  1997             The  Company  filed a  Registration  Statement on Form S-4 relating to the proposed merger with Fort Howard Corporation.

                   July 24, 1997             The Company  published a press release  announcing its results of operations for the second quarter and six months ended June 29, 1997.

                  August 7, 1997             The Company  published a press release  announcing  that the Department of
                                             Justice has completed its regulatory review of the merger of James River and Fort Howard and will take no action.

                  August 8, 1997             The Company  filed pro forma  condensed  combined  financial  information  for
                                             James River and Fort Howard for the six months ended June 29,  1997,  and June
                                             30, 1996, as well as a condensed combined balance sheet as of June 29, 1997.

                  August 12, 1997            The Company published a press release  announcing the shareholder  approval of the merger with Fort Howard Corporation.

                  August 13, 1997            The Company filed Fort Howard Corporation  consolidated  financial  statements as of December 31, 1996,  and December 31, 1995,  and for each of the years in the  three-year  period ended  December 31, 1996, and as of June 30, 1997, and
                                             1996, and for the quarters and six months then ended.



                  Date of Report                            Event Reported
--------------------------------------------------------------------------------------------------------------------------

                   August 13, 1997          The Company  filed a press  release  announcing  the  completion of the merger
                                            with  Fort  Howard   Corporation  and  filed  pro  forma  condensed   combined
                                            financial   information  for  Fort  James  Corporation  for  the  years  ended
                                            December 29, 1996,  December 31, 1995,  and December 25, 1994, and for the six
                                            months  ended  June  29,  1997,  and  June 30,  1996,  as well as a  condensed combined balance sheet as of June 29, 1997.

                  August 13, 1997           The Company  filed  supplemental  consolidated  financial  statements  of Fort
                                            James  Corporation  as of December 29, 1996,  December 31, 1995,  and June 28,
                                            1997,  and for each of the years in the  three-year  period ended December 29,
                                            1996,  and for the quarters  and six months ended June 29, 1997,  and June 30,
                                            1996.

                  September 15,  1997       The  Company  filed  the consent of  Arthur  Anderson  LLP relating to the audited  financial statements of Fort Howard Corporation.

                  October 23, 1997          The Company  published a press  release  announcing  its results of operations for the third quarter and nine months ended September 28, 1997.



                                                        SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FORT JAMES CORPORATION


                            By:/s/William A. Paterson
                               William A. Paterson
                               Senior Vice President & Controller
                               (Principal Accounting Officer)


                             By:/s/Ernst A. Haberli
                                Ernst A. Haberli
                                Chief Financial Officer
                                (Principal Financial Officer)



Date:  November 6, 1997