Form 10-K
period 1997-12-28
FORT JAMES CORP
filed 1998-03-24
CIK 53117

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934

    For the year ended                                  Commission File
     December 28, 1997                                   Number 1-7911


                             FORT JAMES CORPORATION
             (Exact name of registrant as specified in its charter)


                  VIRGINIA                   54-0848173
    (State or Other Jurisdiction of       (I.R.S. Employer
     Incorporation or Organization)     Identification No.)

                              1650 Lake Cook Road
                         Deerfield, Illinois 60015-4753
                    (Address of Principal Executive Offices)


               Registrant's Telephone Number, Including Area Code
                                 (847) 317-5000

          Securities registered pursuant to Section 12(b) of the Act:



                                              Name of Each Exchange
           Title of Each Class                 on Which Registered
-----------------------------------------   ------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                                 Yes   x  No
                                                                        ---


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



Aggregate market value of voting stock held by non-affiliates
 of the registrant, at close of business, February 23, 1998 .........    $8,800,283,804
Number of shares of $.10 par value common stock outstanding,
 as of February 23, 1998 ............................................       199,722,753

                      Documents Incorporated by Reference:


     (1) Portions of the registrant's Annual Report to Shareholders for the year ended December 28, 1997, incorporated into Parts I and II hereof; and (2) Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998, incorporated into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FORT JAMES CORPORATION

                           Annual Report on Form 10-K
                               December 28, 1997


                               TABLE OF CONTENTS


                                     PART I

                                                                         Page
                                                                        -----

Item 1.      Business                                                     3
Item 2.      Properties                                                  11
Item 3.      Legal Proceedings                                           12
Item 4.      Submission of Matters to a Vote of Security Holders         12
             Executive Officers of the Registrant                        13

                                     PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters                                 14
Item 6.      Selected Financial Data                                     15
Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         15
Item 8.      Financial Statements and Supplementary Data                 15
Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         15

                                     PART III

Item 10.     Directors and Executive Officers of the Registrant          15
Item 11.     Executive Compensation                                      15
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management                                              16
Item 13.     Certain Relationships and Related Transactions              16

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                         16

                                     PART I


                                ITEM 1. BUSINESS

(a) General Development of Business

     Fort James Corporation ("Fort James" or the "Company") is a preeminent worldwide manufacturer and marketer of paper-based consumer products, including towel and tissue products as well as disposable tabletop and foodservice products. Fort James is the result of the merger of a subsidiary of James River Corporation of Virginia ("James River") with and into Fort Howard Corporation ("Fort Howard") in August 1997 (the "Merger"). In connection with the Merger, James River was renamed "Fort James Corporation."

     The Company's principal towel and tissue products include bathroom tissue, paper towels, table napkins, boxed facial tissue and wipers. Disposable tabletop and foodservice products include paper and plastic cups, paper plates, and plastic cutlery. Fort James is the world's second largest producer of tissue products, with approximately three million tons of worldwide capacity. In the United States, Fort James ranks number one in tissue-making, with 2.1 million tons of annual capacity, representing approximately 30% of the U.S. tissue industry capacity. In Europe, where Fort James has 860,000 tons of annual tissue capacity, representing approximately 17% of European tissue industry capacity, the Company believes it is tied for the number two position in the European tissue industry. Fort James also produces and markets paper-based packaging for food and pharmaceuticals and communications papers.

     The Company believes that it is among the lowest-cost producers of tissue products in North America. Fort James' operating margins in its North American Consumer Products Business have increased steadily over the last several years, rising to 19.4% for 1997, excluding restructuring charges. The Company believes its cost advantage in North America is derived from a number of factors, including the size and scale of certain of its manufacturing plants, the competitive state of its tissue-making manufacturing assets and proprietary deinking technology.

     Portions of the Fort James Corporation Annual Report to Shareholders for the year ended December 28, 1997, (the "1997 Annual Report") are incorporated in this Form 10-K by specific reference.


     Business Initiatives

     Fort James' near-term business initiatives focus on three areas: leveraging revenue growth opportunities, pursuing aggressive cost reduction, including merger synergies, and achieving financing cost savings through both refinancing activities and debt reduction.


     Leveraging Revenue Growth Opportunities

     As a result of the Merger, Fort James has a larger manufacturing and customer base upon which to grow, greater critical mass and an improved geographic balance. Additionally, the Company has attractive international growth opportunities through which it can take advantage of less developed, faster growing markets.

     Fort James has a broader, more complete product line offering than did either James River or Fort Howard separately. With the majority of its tissue capacity based on virgin pulp-based products, James River had focused its product offerings primarily in the near-premium to premium end of the product quality spectrum. Conversely, Fort Howard, because of its use of wastepaper for substantially all of its fiber requirements, had focused its product offerings primarily in the value and economy end of the product quality spectrum. The combination of these two targeted product lines has given Fort James a more complete range of product offerings, expanding revenue growth opportunities across a broader line of products and a broader customer base.

     The Merger has also enabled the Company to improve its geographical balance. Although James River's eight domestic tissue manufacturing facilities were located across the U.S., its away-from-home tissue sales were more highly concentrated in the western U.S., from its three northwestern mills. The former Fort Howard, on the other hand, concentrated both its away-from-home and retail tissue sales primarily in midwestern and eastern markets surrounding its mills in Wisconsin, Georgia and Oklahoma. Fort James' broader geographical balance has created revenue growth opportunities, as premium product offerings can be more fully developed in the east and midwest, and value and economy product offerings can be more fully developed in the west.

     Fort James also has attractive international revenue growth opportunities both in Europe and in selected emerging markets. In Europe, the Company believes it has greater than average growth opportunities resulting from a combination of factors. Geographically, Fort James has a strong presence in southern European countries such as Spain, Italy, Greece and Turkey, where per capita consumption of tissue products is growing faster than in the northern and western European regions. Additionally, the Company is well-positioned to take advantage of the less-developed, faster growing away-from-home channel in Europe through the former Fort Howard's away-from-home expertise and proprietary deinking technology. The Company is also pursuing growth opportunities for tissue sales in selected emerging markets. In 1997, Fort James opened a tissue converting plant in Russia, and in 1995, the Company formed a joint venture for a tissue converting operation in Shanghai, China. In 1998, the Company announced a 50,000 ton per year tissue capacity expansion at its Turkish joint venture, which should strengthen the venture's already leading position in Turkey, as well as providing it with greater access to neighboring markets in the Middle East, Asia, Russia and other former Soviet republics.

     Finally, the Company believes it is well-positioned to support these revenue growth activities. Prior to the Merger, Fort Howard had begun construction of a new world-class tissue machine at its Rincon, Georgia, site and James River was aggressively pursuing incremental tissue capacity growth through streamlined operations. This additional capacity, augmented by productivity gains expected to occur from technology sharing between former Fort Howard and James River operations on product formation and tissue machine optimization, will provide a broader manufacturing base to support additional revenue growth.


     Aggressive Cost Reduction

     Fort James believes the Merger will enable it to achieve significant cost reductions that were not available to either Fort Howard or James River individually. By combining complementary technologies, optimizing product manufacturing and logistics across the combined system, increasing purchasing efficiencies, eliminating redundant overhead costs and consolidating work forces where duplication exists, Fort James expects to reduce costs and increase productivity. As a result of these integration efforts, Fort James expects to realize cost savings estimated to be at a $150 million annual run rate by the end of 1998, increasing to $200 million per year over time.

     Approximately 30% of the synergy savings opportunities are expected to be derived from technology transfers between the former Fort Howard and James River. These opportunities include the benefits of applying Fort Howard's proprietary deinking technology in James River's deinked-based mills, both domestically and in Europe. This proprietary deinking process has historically allowed Fort Howard to incur lower raw material costs than its competitors. Additional technology transfer benefits are expected to accrue from transferring James River product formation and development technologies to former Fort Howard products, including the application of James River's "multi-layer" technology in Fort Howard multi-ply tissue products.

     An additional approximately 30% of the synergy savings opportunities are expected to result from savings in logistics, distribution and transportation costs. These savings will be achieved through increased mill-to-customer shipments, improved geographic coverage, reduced outside warehouse needs and increased opportunities to back-haul.

     Purchasing cost savings are expected to account for another approximately 30% of total synergy savings. Historically, both Fort Howard and James River purchased significant amounts of similar raw materials, including commodities such as wastepaper, chemicals and packaging materials. Opportunities are arising to lower the cost of these purchased raw materials by not only comparing current purchasing costs and moving to the low-cost supplier, but also by taking advantage of increased economies of scale. The remaining synergy savings are expected to accrue from eliminating organizational redundancies and making staffing reductions.


     Financing Cost Savings

     Fort James is focusing on reducing financing costs, both through refinancing of higher-cost debt and through aggressive debt reduction. In connection with the Merger, Fort James refinanced an aggregate of approximately $2 billion principal amount of its $4 billion of total debt. The refinancing is discussed in Note 9 of Notes to Consolidated Financial Statements in the 1997 Annual Report, which information is incorporated herein by reference. On a combined basis, these debt refinancing activities are expected to result in an annual reduction in interest expense of approximately $50 million. In addition, Fort James plans to continue to reduce interest costs through an aggressive focus on debt reduction, which will be the primary use of the Company's free cash flow in the near-term future.

     Following the Merger, the Company also simplified its capital structure and reduced cash dividend requirements. In the fall of 1997, the Company converted its Series P 9% Cumulative Convertible Preferred Stock, with a face value of $287.5 million, into 15.3 million shares of Common Stock and redeemed its Series O 8 1/4% Preferred Stock for $98.1 million in cash. In March 1998, the Company called all of its remaining convertible preferred stocks, having a face value of $352.7 million, for redemption as of April 10, 1998. Based on the premium versus the applicable conversion prices, the Company believes substantially all of these remaining preferred stocks will be converted into
9.6 million common shares. On a combined basis, these conversions and redemptions are expected to reduce the Company's annual net dividend requirements by approximately $44 million while increasing interest expense by only $7 million.


(b) Financial Information About Industry Segments

     Fort James operates in three principal business segments: (1) consumer products, which includes towel and tissue products such as bathroom and facial tissue and paper towels and napkins, and disposable tabletop and foodservice products, such as paper and plastic cups, paper plates and plastic cutlery; (2) packaging, which includes paper-based folding cartons for food and pharmaceuticals; and (3) communications papers, which includes uncoated printing, publishing and office copy papers. In 1997, consumer products, packaging and communications papers products accounted for 84%, 10%, and 6%, respectively, of consolidated revenues. These businesses accounted for 91%, 7% and 2%, respectively, of 1997 income from operations before general corporate expenses and restructuring and other unusual items. Financial information on the Company's segments for the three years ended December 28, 1997, is presented in Note 16 of Notes to Consolidated Financial Statements in the 1997 Annual Report, which information is incorporated herein by reference.


(c) Narrative Description of Business

     Principal Products

     Fort James processes basic raw material, such as wood, wood pulp, wastepaper, paperboard and plastic resins, into products which generally are close to or in their end use form.


     Consumer Products Business

     Fort James' Consumer Products Business is currently conducted primarily in North America and Europe. In 1997, the North American Consumer Products Business had sales of $4.4 billion, representing 59% of consolidated total sales, and the European Consumer Products Business had sales of $1.8 billion, representing 25% of consolidated total sales. The North American Consumer Products Business reported operating profits, before restructuring and other unusual items, of $845.4 million in 1997, and the European Consumer Products Business reported operating profits, before restructuring and other unusual items, of $202.4 million in 1997.

     North American Consumer Products Business. Within Fort James' North American Consumer Products Business, tissue-based products account for approximately 76% of current annual sales, tabletop products account for approximately 18% of sales, and sales of virgin and recycled pulp and fiber account for the remaining 6% of sales. The Company's consumer tissue and tabletop products are each sold through both retail and away-from-home distribution channels. Sales into retail channels are supported by both branded and private label product offerings. In North America, approximately 60% of the Company's sales of consumer tissue and tabletop products are into retail distribution channels and the remaining approximately 40% are into away-from-home distribution channels.

     In the U.S. retail channel, Fort James produces both branded and private label products. The Company's principal U.S. retail tissue brands (rankings are based on industry statistics for the 52 week period ended December 21, 1997) include QUILTED NORTHERN bathroom tissue (the number two domestic bathroom tissue brand), BRAWNY paper towels (the number two domestic paper towel brand), MARDI GRAS printed napkins (the leading domestic paper napkin brand) and paper towels, VANITY FAIR premium dinner napkins (the number three domestic paper napkin brand), NORTHERN paper napkins, SOFT'N GENTLE bath and facial tissue, SO-DRI paper towels, and GREEN FOREST, the leading domestic line of environmentally positioned, recycled tissue products. The Company's principal retail tabletop brand is its number two-ranked DIXIE brand of disposable cups and plates.

     Fort James believes it is also the leading supplier of private label tissue products, where it estimates its share in excess of 40% of U.S. private label tissue sales. The Company's private label customers include retailers such as Wal-Mart, Kroger, Aldi and Federated Stores. Additionally, the Company believes it is the leading supplier of both tissue and disposable tabletop products to the warehouse club channel, which includes Price/Costco and Sam's Clubs.

     The U.S. away-from-home channel, in which the Company sells its tissue and tabletop products to foodservice, janitorial supply and sanitary paper distributors for use in restaurants, offices, factories, hospitals, schools and hotels, is also an important distribution channel for the Company. Fort James believes it is the leading producer of tissue products for the 2.2 million ton U.S. away-from-home channel, where it estimates its share at approximately 40% of total industry revenues. Based on internal Company estimates, Fort James believes it holds the leading position in the sale of away-from-home towels, bathroom tissue, and napkins and the number two position in away-from-home wipers and facial tissue. Fort James is also one of the largest producers of disposable cups, plates and related products for the away-from-home foodservice industry.

     European Consumer Products Business. Within Fort James' European Consumer Products Business, tissue-based products account for approximately 85% of current annual sales, feminine hygiene products account for 6% of sales, ancillary products, such as health care and pharmacy items, account for 5% of sales, and unconverted tissue parent rolls account for the remaining 4% of sales. Fort James sells its tissue products through both retail and away-from-home distribution channels in Europe. Sales into retail channels are supported by both branded and private label product offerings. In Europe, approximately 75% of sales of consumer products are into retail distribution channels and the remaining approximately 25% are into away-from-home channels.

     With production facilities in 10 countries, Fort James has a broad, pan-European base, and is among the category leaders in most European countries, with the exception of Germany, Austria and Switzerland, where the Company has no operations. The Company's largest European operations are in France and the United Kingdom, which account for approximately 40% and 30%, respectively, of the European Consumer Products Business' sales. Based on its estimates, the Company believes it holds the leading position in French tissue sales, with a share greater than 35%, and the number two position in the British Isles, with a share greater than 30%. Fort James is also well-represented in the faster-growing southern European and Mediterranean regions including Spain, Italy, Greece and Turkey, where the Company believes its shares of tissue sales approximate 14%, 10%, 16% and 60%, respectively.

     The Company's principal European brands include LOTUS bathroom tissue and VANIA feminine hygiene products, both of which hold leading positions in France, COLHOGAR, a leading Spanish bathroom tissue, TENDERLY bathroom tissue sold in Italy, and KITTENSOFT and INVERSOFT, bathroom tissue brands sold in the British Isles.


     Packaging Business

     The Packaging Business is conducted primarily in North America. In 1997, the Packaging Business had sales of $783 million, representing 10% of consolidated sales, and operating profits before restructuring and other unusual items of $81.3 million. During 1996, the Company downsized this business through the sale of the plastic-based Flexible Packaging and the related Inks Divisions, which had combined annual sales of approximately $500 million. Following these divestitures, the Packaging Business is concentrated primarily on the sale of paper-based folding cartons for packaging food, health care products and other consumer products. Folding cartons and other converted packaging account for more than 80% of the business' current annual sales, with the balance represented by sales of unconverted paperboard.

     The Company's carton operations are backward integrated to a 300,000 ton per year bleached paperboard operation and a 320,000 ton per year coated recycled paperboard operation. The bleached paperboard mill also provides cup and plate stock for the Company's DIXIE line of disposable tabletop products. The Company estimates it is currently ranked number three in sales of folding cartons in the United States, and it believes it holds leading positions in the sale of cartons for ice cream, cereal, meats, frozen foods and microwave packaging.


     Communications Papers Business

     The Communications Papers Business is conducted primarily in the western United States. In 1997, the Communications Papers Business had sales of $468 million, representing 6% of total consolidated sales, and operating profits before restructuring and other unusual items of $19.8 million. In 1995, the Company spun off Crown Vantage Inc., which represented a large part of the Company's Communications Papers Business, thus decreasing its exposure to the cyclical printing and publishing papers market. Following the spin-off, the Communications Papers Business is concentrated on the sale of printing and publishing papers used in brochures, catalogs, manuals, direct mail and advertising inserts, and on cut-size office printing and copying papers used in high-speed printers, copiers and offset duplicators.


     Marketing

     The Company's North American Consumer Products Business has organized its marketing efforts along distribution channels and by product line. Marketing of the Company's packaging products and communications papers is managed at the product group level. Fort James' consumer products are marketed directly to customers both through national and regional sales organizations. The Company's retail sales force markets both consumer tissue and tabletop products directly to grocery stores, drug stores and mass merchandisers. Separate sales forces market the Company's away-from-home tissue products and its away-from-home foodservice products. Away-from-home tissue products are largely sold through outside distributors, who generally focus on specific market segments. Regional distribution centers located throughout the United States are utilized to minimize inventories and transportation costs.

     Marketing of Fort James' consumer products within Europe is generally similar to such efforts in the United States. However, national (individual country) sales organizations are necessary due to customer preferences and language and cultural differences among countries. Additionally, logistics and distribution costs remain much higher in Europe than in the United States, and thus, the majority of products are produced and sold within national or regional markets.


     Raw Materials and Supplies

     Fort James utilizes a variety of raw materials in its manufacturing processes. These include wood, wood pulp, wastepaper, selected base papers and boards, plastic films, resins and chemicals. Fort James believes there is generally a sufficient supply of these or substitutable raw materials.

     In addition to these materials, pulp and paper production depends on an adequate supply of water, electric power and various forms of fuel for the generation of steam and electricity. The Company's major sources of purchased energy include electricity, natural gas, coal and petroleum coke. The Company generates approximately 45% of its North American electrical power needs, with a number of cogeneration facilities at its major facilities.

     The Company's paper products are manufactured principally from wood pulp and wastepaper both of which are produced internally as well as purchased from external sources. The Company produces secondary fiber pulp through the recycling of wastepaper and other reclaimable fiber sources. The capacity of Fort James' pulping facilities, in North America and Europe, is summarized as follows:



                              Capacity
Pulp Type                  (Tons Per Year)
------------------------- ----------------
     Chemical ...........     1,895,000
     Mechanical .........       120,000
     Secondary ..........     1,963,000
                              ---------
     Total ..............     3,978,000
                              =========

     In addition to the Company's internal sources, several types of pulp are purchased from other suppliers in the United States, Canada and other parts of the world. Purchased pulp is used to supply partially integrated paper mills, to obtain types of pulp not produced by the Company, or to minimize transportation costs. Fort James is a net seller in North America of approximately 250,000 tons per year of market pulp. These market pulp sales are reported in the North American Consumer Products Business. The Company's paper machines in Europe are supplied through a combination of Fort James' North American pulp production, secondary fiber pulp and purchased chemical pulp. Substantially all of the pulp acquired within the United States is purchased at or below prevailing market prices.

     The former Fort Howard lead the industry in developing tissue products from recycled wastepaper. Currently, the Company recycles approximately 2.6 million tons of wastepaper annually. The Company uses wastepaper in making a large portion of its consumer and away-from-home tissue products in both North America and Europe, as well as in making its coated recycled paperboard for folding cartons and in certain communications papers. The Company believes that its use of wastepaper gives it a cost advantage over other tissue-producing competitors. The Company has developed a network for obtaining deinking and other grades of wastepaper. A large portion of the domestic wastepaper requirements for tissue products is sourced through Harmon Associates, a wholly-owned subsidiary. The remainder of the Company's wastepaper requirements are sourced through either independent collection agents or through an in-house wastepaper purchasing group.

     Pulpwood and woodchips used in Fort James' pulp mills are principally obtained from leased lands, lands covered by long-term cutting rights agreements, pulpwood and woodchip supply contracts and open market purchases. All of the timberlands controlled by Fort James or it affiliates are managed on a sustained-yield basis, and the rate of harvesting is generally equal to or less than the average growth rate. Fort James presently has controlled access to the timber supply from a total of approximately 2.8 million acres of timberland. The majority of this acreage is located in Canada and leased by Fort James-Marathon, Ltd. and its joint venture affiliate, Dubreuil Forest Products Limited.

     Fort James also purchases bleached paperboard from outside vendors for use in folding cartons, plates and cups. Fort James produces approximately three-quarters of its bleached paperboard needs at its Naheola, Alabama, mill. The balance of the Company's requirements is purchased from outside bleached producers, over two-thirds of which is acquired pursuant to long-term contracts with prices that are at or below prevailing market prices.

     Fort James purchases a significant amount of plastic resins, which are utilized in the production of tabletop products. The North American Consumer Products Business uses approximately 160 million pounds per year of polystyrene and polypropylene plastic resins in producing plastic cups and other containers; lids for plastic and paper containers; and plastic cutlery. The Company purchases plastic resins pursuant to negotiated arrangements with a variety of suppliers.


     Trademarks and Patents

     Fort James has a large number of trademarks and trade names registered domestically and in certain foreign countries under which it conducts its business. Trademarks include, among others, QUILTED NORTHERN, BRAWNY, MARDI GRAS, VANITY FAIR, NICE'N SOFT, SOFT'N GENTLE, VANIA, MARINA, DIXIE, SUPERWARE, SO-DRI, GREEN FOREST, LOTUS, COLHOGAR, TENDERLY, ENVISION, PREFERENCE, DIXIE/MARATHON, QUILT-RAP, QWIK-CRISP, EUREKA!, and WORD PRO. The Company considers its trademarks, in the aggregate, to be material to its business, and consequently, seeks trademark protection by all available means. The Company also has a variety of material patents and licenses related to its business. While, in the aggregate, the foregoing patents and licenses are of material importance to Fort James' business, the Company believes the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on its operations.


     Seasonal Business

     While seasonal variation in demand is not a major factor in the Company's business, the first and fourth quarters of the year are generally the lowest in net sales and operating income. Net sales and profit margins in the Consumer Products Business are generally higher in the spring and summer (second and third quarters) compared to the winter (fourth and first quarters) due to the seasonal volume strength of the retail DIXIE paper cup and plate business during the summer months. In addition, the away-from-home tissue portion of the Consumer Products Business generally experiences softer sales volumes in the fourth quarter, when many industrial customers are on extended holiday shutdowns. Profit margins for the Company have also historically been lower in the first and fourth quarters because of holiday, vacation and maintenance shutdowns and higher seasonal energy costs.


     Customers

     Sales to Fort James' five largest customers in the aggregate accounted for approximately 15% of consolidated net sales in 1997. For 1997, sales to the five largest customers of the Consumer Products Business in North America and Europe accounted for approximately 25% and 22% of sales, respectively; sales to the five largest customers of the Packaging Business represented approximately 31% of its sales; and sales to the five largest customers of the Communications Paper Business accounted for approximately 47% of its sales. There were no individual customers, however, to which sales exceeded 10% of Fort James' consolidated net sales. The Company believes the loss of any single customer would not have a material adverse effect on its financial condition.


     Order Backlog

     In the Consumer Products and Packaging Businesses, the Company maintains product inventories to meet delivery requirements of its customers; therefore, the backlog of customer orders for these segments is not significant. In the Communications Papers Business, the Company's backlogs were generally 10 to 30 days depending on the product, as of December 28, 1997, and 10 to 25 days as of December 29, 1996. Order backlog does not vary substantially on a seasonal basis.


     Competition

     Fort James experiences intense competition in both North America and Europe. Fort James' competitors include a number of large diversified paper and consumer products companies, such as The Procter & Gamble Company, Kimberly-Clark Corporation and Georgia-Pacific Corporation and large European companies such as Svenska Cellulosa Aktiebolaget (SCA). Fort James also competes with smaller low-cost regional producers that seek to displace the Company's private label products mainly through price competition. The Company competes on the basis of price, product quality and performance, product development effectiveness, service and sales and distribution support. Aggressive competitive pricing actions, which may become more intense due to changing industry conditions, could reduce revenues and could adversely affect the Company's operating results or financial condition. Increased marketing expenditures by manufacturers of competing branded products could prompt the Company to increase its advertising or promotional expenditures for key branded products. Markets for consumer products are generally regional or national, with limited imports and exports, due to the high bulk and low density of these products, as well as brand recognition factors. Markets for communications papers, however, can be impacted by increased imports from Europe, Asia and Latin America.


     Research and Development

     Fort James' major research and development facilities are located in Neenah, Wisconsin and Kunheim, France. During 1997, the Company announced that research and development facilities previously located in Camas, Washington; Milford, Ohio and Green Bay, Wisconsin would be consolidated into the facility in Neenah, Wisconsin. The former Fort Howard laboratories located in Green Bay, Wisconsin will also be consolidated into the Neenah facility. The Company also has pilot plants located in Neenah, Wisconsin and Kunheim, France. The pilot plant facilities previously located in Camas, Washington and Milford, Ohio will be consolidated into the Neenah facility. The Company has engineering centers located in Green Bay, Wisconsin; Kalamazoo, Michigan and Kunheim, France. The former James River engineering center located in Neenah, Wisconsin will be consolidated into the Green Bay facility.

     The primary efforts at these facilities are to improve existing products, develop new processes and products, improve product quality and process control, and provide technical assistance in adhering to regulatory standards. In addition, emphasis is placed upon expanding the Company's capability to deink a broader range of wastepaper grades and improving environmental processes. Other information with respect to Fort James' research and development efforts is set forth in Note 1 of Notes to Consolidated Financial Statements in the 1997 Annual Report, which information is incorporated herein by reference.


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

     Fort James has made and will continue to make substantial capital investments and operating expenditures, as well as production adjustments, in order to comply with increasingly stringent standards for air, water, and solid and hazardous waste regulations. During 1997, capital expenditures totaling approximately $15 million were made by Fort James for pollution control facilities and equipment. Capital expenditures for such purposes on existing facilities are estimated to be approximately $19 million for 1998. The estimated 1998 capital expenditures exclude any expenditures which may be required by the U.S. Environmental Protection Agency's ("EPA") "cluster rules" as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters," in the 1997 Annual Report which information is incorporated herein by reference. Estimates of costs for future environmental compliance are necessarily imprecise due to, among other things, the continuing emergence of new environmental laws and regulations and environmental control or process technology developments. While the Company believes that its environmental control costs are likely to increase as environmental regulations become broader and more stringent, Fort James is unable to predict the amount or timing of such increases. Such future regulations could materially increase the Company's capital requirements in future years.

     Further information pertaining to hazardous substance cleanup, accrued environmental liabilities and other environmental matters affecting the Company is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters" and Note 15 of Notes to Consolidated Financial Statements in the 1997 Annual Report, which information is incorporated herein by reference.


     Year 2000 Date Conversion

     In 1997, the Company commenced an enterprise-wide Year 2000 date conversion project to address all necessary code conversion, software replacement, testing and implementation. The financial impact of making the required system modifications and replacements to remedy Year 2000 issues prior to December 31, 1999, has not been and is not expected to be material to the Company's consolidated financial position or results of operations. The Company expects its Year 2000 conversion to be completed on a timely basis; however, due to the interdependent nature of computer systems there can be no assurance that the systems of other entities on which the Company's systems rely will also be timely converted or that any such failure to convert by another entity would not have an adverse effect on the Company's systems.

     Personnel

     Fort James currently employs approximately 29,000 people. Contracts covering approximately 1,000 domestic and Canadian employees are scheduled for renegotiation in 1998.


(d) Financial Information About Foreign and Domestic Operations and Export
   Sales

     Financial information regarding the Company's domestic and foreign operations is included in Note 16 of Notes to Consolidated Financial Statements in the 1997 Annual Report, which information is incorporated herein by reference. International operations are generally characterized by the same conditions discussed in the narrative description of business and may also be affected by additional elements including changing currency values and different rates of inflation and economic growth. The effects of these additional elements are more significant in the Consumer Products segment, which includes substantially all of the Company's international business.

                               ITEM 2. PROPERTIES

     The pulp and papermaking facilities of Fort James, the number of paper or paperboard machines, and the principal types of products produced at each facility are as follows:




Business Unit                        Facility Locations (A)                       Machines    Principal Products
----------------------------------   -----------------------------------------   ----------   ---------------------
 Consumer Products-North America     Pennington, Alabama (Naheola)(B)                 5       Tissue
                                     Savannah, Georgia(C)                             4
                                     Old Town, Maine(B)                               2
                                     Muskogee, Oklahoma(C)                            5
                                     Halsey, Oregon(C)                                2
                                     Clatskanie, Oregon (Wauna)(B)                    3
                                     Camas, Washington(B)                             6
                                     Green Bay, Wisconsin (East)(C)                   6
                                     Green Bay, Wisconsin (West)(C)                  11
                                     Marathon, Canada                                         Kraft pulp
 Consumer Products-Europe            Nokia, Finland(C)                                3       Tissue
                                     Gien, France                                     3
                                     Louviers (Hondouville), France(E)                2
                                     Muntzenheim (Kunheim), France                    2
                                     Patras (Achaia), Greece                          1
                                     Castelnuovo, Italy                               1
                                     Cava dei Tirreni, Italy                          1
                                     Potenza (Avigliano), Italy                       1
                                     Cuijk, Netherlands(E)                            2
                                     Allo, Spain                                      2
                                     Karamursel, Turkey(C)(F)                         2
                                     Ramsbottom, U.K.                                 3
                                     Mid-Glamorgan (Bridgend), U.K.(C)                3
                                     Larne, U.K.(C)                                   2
                                     North Sheffield (Oughtibridge), U.K.(C)          2
 Packaging                           Kalamazoo, Michigan(B)                           2       Recycled paperboard
                                     Pennington, Alabama (Naheola)(B)                 2       Bleached paperboard
 Communications Papers               Clatskanie, Oregon (Wauna)(B)(D)                 2       Uncoated groundwood,
                                                                                               uncoated freesheet
                                     Camas, Washington(B)                             6       Uncoated freesheet
                                                                                     --
   Total                                                                             86
                                                                                     ==

---------
(A) The locations listed for Fort James' consolidated subsidiaries are held in fee by the Company.
(B) Includes one chemical pulp facility.
(C) Includes one secondary fiber facility.
(D) Includes one groundwood pulp facility.
(E) Includes two secondary fiber facilities.
(F) Unconsolidated subsidiary.

     Fort James' network of manufacturing facilities provides for an annual virgin and recycled pulp capacity of approximately 4.0 million tons and an annual paper and paperboard capacity of approximately 4.3 million tons. The Company believes that its production facilities are suitable for their purposes and are adequate to support their businesses. The extent of utilization of individual facilities varies. During 1997, Fort James' pulp and paper mills generally had production levels of over 90% of capacity.

     Fort James also operates converting plants which perform a variety of converting operations. These converting plants (excluding converting operations which may be performed at pulp and papermaking facilities already listed above) are summarized as follows:



                                                        Number of Converting Plants
                                                   -------------------------------------
Principal Products                                  Domestic     International     Total
------------------------------------------------   ----------   ---------------   ------
Paper and plastic foodservice products .........      10                4           14
Folding cartons and other packaging ............      15                            15
Tissue and other converting ....................                       12           12
                                                      --               --           --
   Total .......................................      25               16           41
                                                      ==               ==           ==

     Fort James' manufacturing and converting facilities are complemented by an integrated network of sales offices and distribution terminals. The Company also operates a warehouse and terminal service that provides tug, barge, freight interchange and other services on the Columbia, Willamette and Snake Rivers in the Pacific Northwest.


                           ITEM 3. LEGAL PROCEEDINGS

     During 1994, James River was sued in Connecticut and Alabama by certain former holders of James River's 10- 3/4% Debentures due on October 1, 2018, all of which were retired by means of a tender offer to all holders or redeemed on November 2, 1992. In June 1997, the Alabama court (Circuit Court, Morgan County, Alabama) granted James River summary judgement, and dismissed the action. The plaintiffs have appealed to the Alabama Supreme Court. In 1996 and 1997, the Company settled the claims of an institutional holder and the Connecticut plaintiffs, representing approximately 55% of the debentures. In May 1997, the Attorney General of the State of Florida filed a civil action in the Gainesville Division of the United States District Court for the Northern District of Florida against the Company and eight other manufacturers of sanitary paper products alleging violations of federal and state antitrust and unfair competition laws. Fort James believes these cases are without merit and intends to defend them vigorously. These legal proceedings are discussed in further detail in Note 15 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report, which information is incorporated herein by reference.

     In 1997, Fort James received a notice of violation from the Maine Department of Environmental Protection concerning alleged air emission license violations between 1991 and 1997 and proposed a penalty of approximately $130,000. The Company is currently negotiating a settlement.

     Other than the cases discussed above and the information set forth in Note 15 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report, the Company is not involved in any litigation the outcome of which management believes would have a materially adverse effect on the Company's results of operations, financial condition or competitive position.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table reflects the name, age, length of service as an officer of Fort James, and current position for each of the current executive officers of the Company as of February 23, 1998. Previous positions and areas of responsibility over the past five years are included in the footnotes that follow the table. Each officer is elected by the Board of Directors to serve a one-year term. There is no family relationship between any of these officers or between any such officer and any director of the Company; nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.



                                           Calendar
                                          Year First
                                          Elected as
Name                              Age     an Officer    Current Position
------------------------------   -----   ------------   ----------------------------------------------------------
Miles L. Marsh (1)                50     1995           Chairman of the Board of Directors,
                                                        Chief Executive Officer

Michael T. Riordan (2)            47     1997           President and Chief Operating Officer

Clifford A. Cutchins, IV (3)      49     1990           Senior Vice President, General Counsel,
                                                        Corporate Secretary

Daniel J. Girvan (4)              49     1993           Senior Vice President, Human Resources and Administration

James K. Goodwin (5)              51     1991           President, North American Consumer Products

Ernst A. Haberli (6)              49     1996           Executive Vice President and Chief Financial Officer

R. Michael Lempke (7)             45     1997           Senior Vice President and Treasurer

John F. Lundgren (8)              46     1995           President, European Consumer Products

Joseph W. McGarr (9)              46     1996           Senior Vice President, Planning and Strategy

Joe R. Neil (10)                  59     1996           President, Communications Papers

William A. Paterson (11)          54     1996           Senior Vice President and Controller

Timothy G. Reilly (12)            47     1997           President, North American Commercial Products

John F. Rowley (13)               57     1997           Executive Vice President, Operations and Logistics

B. Gregory Stroh (14)             50     1997           President, Packaging

---------
(1) Mr. Marsh assumed his current position in 1997 in connection with the merger of Fort Howard Corporation and James River Corporation. He joined James River in October 1995 as Chief Executive Officer and was appointed to the position of Chairman of the Board of Directors of James River in January 1996. From 1991 to 1995, he served as Chairman and Chief Executive Officer of Pet, Inc. He also served as President and Chief Operating Officer of Pet's former parent company, Whitman Corporation, from 1989 to 1991. Prior to that, he spent eight years in executive positions with various divisions of Dart & Kraft Inc., Kraft Inc. and General Foods USA, all of which are part of Philip Morris Companies, Inc.

(2) Mr. Riordan assumed his current position in 1997 in connection with the merger of Fort Howard Corporation and James River Corporation. He had served as Chief Executive Officer of Fort Howard since September 1996 and was elected to the postion of Chairman of the Board of Directors of Fort Howard in February 1997. He had also served as President and Chief Operating Officer of Fort Howard since 1992 and as Vice President of Fort Howard from 1983 to 1992. Prior to that, he held management positions with International Mineral & Chemical Corporation, Rockwell International, and Rexnord, Inc.

(3) Mr. Cutchins assumed his current position in 1997 in connection with the merger of Fort Howard Corporation and James River Corporation. He had served as Senior Vice President, General Counsel, Corporate Secretary, for James River since he joined the company in 1990. From 1982 to 1990, he served as Partner with the law firm of McGuire, Woods, Battle & Boothe, L.L.P., which he joined in 1975.

(4) Mr. Girvan assumed his current position in 1997 in connection with the merger of Fort Howard Corporation and James River Corporation. He had served as Senior Vice President, Human Resources, for James River since 1993. He joined James River in 1986 as Director, Human Resources, Communications Papers, in connection with the acquisition of Crown Zellerbach Corporation, which he joined in 1977.

(5) Mr. Goodwin assumed his current position in 1997 in connection with the merger of Fort Howard Corporation and James River Corporation. He had served as President, North American Consumer Products, for James River since 1992. He joined James River in 1991 as Vice President, Corporate Marketing Strategy. Prior to joining James River, he served as Vice President, Corporate Sales, for The Procter & Gamble Company, which he joined in 1968.

(6) Mr. Haberli assumed his current position in 1997 in connection with the merger of Fort Howard Corporation and James River Corporation. He had served as Senior Vice President, Strategy, for James River, since he joined the Company in 1996. From 1990 to 1995, he served as President of Pet International. He also held various executive positions in strategic planning and development and international business management with Kraft General Foods, Kraft International and Kraft Inc. since 1985.

(7) Mr. Lempke assumed his current position in 1997 in connection with the merger of Fort Howard Corporation and James River Corporation. He had served as Vice President and Treasurer of Fort Howard since 1994 and as Treasurer since 1989. He joined Fort Howard in 1987 as Manager of Treasury Operations. Prior to that, he had spent 10 years in the financial services industry.

(8) Mr. Lundgren assumed his current position in 1997 in connection with the merger of Fort Howard Corporation and James River Corporation. He had served as President, European Consumer Products, for James River since 1995. He joined James River in 1982 as Director of Marketing, Northern Paper Products, in connection with the acquisition of American Can Company. He served in various managerial and executive positions from 1982 to 1995.

(9) Mr. McGarr assumed his current position in 1997 in connection with the merger of Fort Howard Corporation and James River Corporation. He had served as Vice President, Cost and Systems Effectiveness, for James River since 1996. He joined James River in 1982 as Director of Strategy, Consumer Products Business, in connection with the acquisition of American Can Company. He served in various managerial and executive positions from 1982 to 1996.

(10) Mr. Neil assumed his current position in 1997 in connection with the merger of Fort Howard Corporation and James River Corporation. He had served as President, North American Commercial Products, for James River since 1996. He joined James River in 1986 as Vice President, General Manager, White Papers Business, in connection with the Crown Zellerbach acquisition. He held various managerial and executive positions from 1986 to 1996.

(11) Mr. Paterson assumed his current position in 1997 in connection with the merger of Fort Howard Corporation and James River Corporation. He joined James River in 1996 as Vice President, Controller and during that same year was named Senior Vice President and Controller. Prior to joining James River, he served as Senior Vice President Finance and Administration, for General Foods Corporation, and held various executive positions in finance with Hobart Corporation, Dart Industries and Kraft Inc.

(12) Mr. Reilly assumed his current position in 1997 in connection with the merger of Fort Howard Corporation and James River Corporation. He had served as Senior Vice President, Commercial Sales and Marketing, for Fort Howard since 1996 and as Vice President, Commercial Marketing, from 1987 to 1996. He joined Fort Howard in 1978 and held various managerial and executive positions from 1978 to 1996.

(13) Mr. Rowley assumed his current position in 1997 in connection with the merger of Fort Howard Corporation and James River Corporation. He had served as Executive Vice President, Operations, for Fort Howard since 1988. He joined Fort Howard in 1984 with executive responsibility for the company's paper manufacturing facility in Muskogee, Oklahoma, and served as Vice President, Manufacturing, for Fort Howard, from 1985 to 1988.

(14) Mr. Stroh joined Fort James in 1997 as President, Packaging. He had served as President and Chief Executive Officer of Custom Industries since 1995. From 1992 to 1995 he served as Executive Vice President, Operations and Technology, for Pet, Inc. He also held various executive and operating management positions with Kraft Inc. for over 22 years, including the position of Vice President and Director of Commercial Operations and Business Development, from 1989 to 1991.


                                    PART II


 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York Stock Exchange. Information with respect to quarterly high and low sales prices for Fort James' common stock, quarterly dividends and other quarterly information related to common shares is contained in Note 18 of Notes to Consolidated Financial Statements in the 1997 Annual Report, which information is incorporated herein by reference. The payment of dividends and the amounts thereof will be dependent upon Fort

James' earnings, financial position, cash requirements and other relevant factors. Common shares of the Company reserved for issuance are described in
Note 11 of Notes to Consolidated Financial Statements in the 1997 Annual Report, which information is incorporated herein by reference. In addition, covenants of certain of the Company's senior note agreements impose restrictions on the amount of net worth which, in turn, may limit the funds available for the payment of dividends; these covenants are described under the heading "Liquidity and Capital Resources -- Financing Activities" in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 of Notes to Consolidated Financial Statements in the 1997 Annual Report, which information is incorporated herein by reference. On February 23, 1998, there were approximately 11,800 shareholders of record of the Company's common stock.


                        ITEM 6. SELECTED FINANCIAL DATA

     See Selected Financial Data on page 59 of the 1997 Annual Report, which information for fiscal years 1993 through 1997 is incorporated herein by reference. The merger with Fort Howard was accounted for as a pooling-of-interests; accordingly, the Company's consolidated financial data has been restated for all periods prior to the business combination to include the combined results of James River and Fort Howard. For all other acquisitions, the data presented for each period reflects operations acquired from the respective acquisition dates. Acquisitions, dispositions and other transactions from 1995 through 1997 are described in Note 2 of Notes to Consolidated Financial Statements in the 1997 Annual Report, which information is incorporated herein by reference.


      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 30 of the 1997 Annual Report, which information is incorporated herein by reference.


              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the consolidated financial statements and selected quarterly financial information, under the headings "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Capital Accounts" and "Notes to Consolidated Financial Statements" on pages 31 through 57 of the 1997 Annual Report, which information is incorporated herein by reference.


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


                                    PART III


          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's Directors, see "Election of Directors," "Information on Nominees," "Board of Directors and Committees" and "Compensation of Directors" on pages 1 through 4 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 (the "1998 Proxy Statement"), which information is incorporated herein by reference. Information with respect to the Company's Executive Officers is contained under the heading "Executive Officers of the Registrant" on pages 13 and 14 of Part I of this Form 10-K Annual Report.


                        ITEM 11. EXECUTIVE COMPENSATION

     See "Compensation of Directors," "Stock Option Plan for Outside Directors" and "Retirement Plan for Outside Directors" on pages 3 and 4, "Executive Compensation" on pages 7 through 11, "Performance Graph" on page 11, and "Report of the Compensation Committee of the Board of Directors on Executive Compensation" on pages 12 through 14 of the Company's 1998 Proxy Statement, which information is incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Stock Ownership of Directors and Executive Officers" and "Principal Shareholders" on pages 5 and 6 of the Company's 1998 Proxy Statement, which information is incorporated herein by reference.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Information on Nominees" on pages 2 and 3 of the Company's 1998 Proxy Statement, which information is incorporated herein by reference.


                                    PART IV


    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of This Report:

 1) Financial Statements:

   The Consolidated Financial Statements of Fort James Corporation and Subsidiaries, the Notes to Consolidated Financial Statements, and the Report of Independent Accountants listed below are incorporated herein by reference from pages 31 through 58 of the Company's 1997 Annual Report. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 3, 5, 6, 7 and 8, no other data appearing in the 1997 Annual Report is deemed to be "filed" as part of this Form 10-K Annual Report.

   "Consolidated Statements of Operations" for each of the three fiscal years in the period ended December 28, 1997, (see page 31 of the 1997 Annual Report)

   "Consolidated Balance Sheets" as of December 28, 1997, and December 29, 1996, (see page 32 of the 1997 Annual Report)

   "Consolidated Statements of Cash Flows" for each of the three fiscal years in the period ended December 28, 1997, (see page 33 of the 1997 Annual Report)

   "Consolidated Statements of Changes in Capital Accounts" for each of the three fiscal years in the period ended December 28, 1997, (see page 34 of the 1997 Annual Report)

   "Notes to Consolidated Financial Statements" (see pages 35 through 57 of the 1997 Annual Report)

   "Report of Independent Accountants" (see page 58 of the 1997 Annual Report) with respect to the financial statements listed above


 2) Financial Statement Schedules:

     None required

 3) Exhibits:

   Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The Exhibits identified with an asterisk (*) are management contracts or compensatory plans available to certain key employees or directors.



Exhibit
  Number                                                    Description                                                  Section
----------   --------------------------------------------------------------------------------------------------------   --------
2(a)         Agreement and Plan of Merger dated as of May 4, 1997, among the Company, James River
             Delaware, Inc. and Fort Howard Corporation (incorporated by reference to Exhibit 10.1 to the
             Company's Current Report on Form 8-K dated May 14, 1997).

3(a)         James River Corporation of Virginia Amended and Restated Articles of Incorporation, as amended effective January 4, 1990 (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 26, 1993).

3(b)         James River Corporation of Virginia Articles of Amendment to the Amended and Restated Articles of
             Incorporation Designating the Series O 8 1/4% Cumulative Preferred Stock ($10.00 par value), effective October 1, 1992 (incorporated by reference to Exhibit 3(b) to the Company's Annual
             Report on Form 10-K for the year ended December 26, 1993).

3(c)         Articles of Amendment to the Amended and Restated Articles of Incorporation of James River
             Corporation of Virginia Designating the Series P 9% Cumulative Convertible Preferred Stock
             ($10.00 par value) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on
             Form 8-K dated June 29, 1994).

3(d)         Articles of Amendment to the Amended and Restated Articles of Incorporation as of August 13, 1997
             (incorporated by reference to Exhibit 3(d) to the Company's Quarterly Report on Form 10-Q for the
             quarter ended September 28, 1997).

3(e)         Amended and Restated Bylaws of Fort James Corporation as of August 13, 1997 (incorporated by reference to Exhibit 3(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 28, 1997).

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

4(b)         Amendment No. 2 to Amended and Restated Rights Agreement dated May 12, 1992, as amended by
             Amendment No. 1, dated June 8, 1992, between James River Corporation of Virginia and Wachovia
             Bank of North Carolina, N.A. dated January 31, 1996 (incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

4(c)         Fort James Corporation $2,500,000,000 Credit Agreement dated as of August 13, 1997, amended and restated as of October 31, 1997 (incorporated by reference to Exhibit 10(g) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended September 28, 1997).

4(d)         In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, various other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed because the total amount of securities authorized and outstanding under each such instrument does not exceed
             10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

10(a)*       Amended and Restated Employment Agreement, dated as of June 10, 1997 between James River and
             Miles L. Marsh (incorporated by reference to Exhibit 10.3 to the Company's filing of Form S-4 dated
             June 26, 1997).

10(b)*       Amended and Restated Employment Agreement, dated as of June 10, 1997 between James River and
             Michael T. Riordan (incorporated by reference to Exhibit 10.4 to the Company's filing of Form S-4 dated June 26, 1997).

Exhibit
Number                                                  Description                                                Section
--------   -----------------------------------------------------------------------------------------------------   --------
10(c)*     Form of Employment Agreement between the Registrant and executive officers of Fort Howard
           (incorporated by reference to Exhibit 10.5 to the Company's filing of Form S-4 dated June 26, 1997).

10(d)*     Form of Employment between the Registrant and executive officers of the Registrant (incorporated by reference to Exhibit 10.6 to the Company's filing of Form S-4 dated June 26, 1997).

10(e)*     James River Corporation of Virginia Deferred Compensation Plan for Outside Directors, amended and restated effective as of July 1, 1989 (incorporated by reference to Exhibit 10(c) to the
           Company's Annual Report on Form 10-K for the year ended April 30, 1989).

10(f)*     James River Corporation of Virginia Stock Option Plan for Outside Directors, amended and restated
           as of April 11, 1991 (incorporated by reference to Exhibit 10(e) to the Company's Transition Report
           on Form 10-K for the transition period from April 30, 1990 to December 30, 1990).

10(g)*     James River Corporation of Virginia Retirement Plan for Outside Directors, 1994 Amendment and
           Restatement, effective February 18, 1994 (incorporated by reference to Exhibit 10(h) to the
           Company's Annual report on Form 10-K for the year ended December 26, 1993).

10(h)*     James River Corporation of Virginia Director Stock Ownership Plan, effective April 25, 1996
           (incorporated by reference to Exhibit B to the Company's Proxy Statement dated March 13, 1996).

10(i)*     James River Corporation of Virginia Amended and Restated Stock Option Plan, dated April 12,
           1984, and subsequently amended through October 1, 1990 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Post-Effective Amendment No. 1 to
           Registration Statement No. 2-83979), dated December 18, 1984, and Exhibit 10(c) to the Company's
           Quarterly Report on Form 10-Q for the quarter ended October 28, 1990).

10(j)*     James River Corporation of Virginia 1987 Stock Option Plan, 1993 Amendment and Restatement,
           effective as of December 16, 1993 (incorporated by reference to Exhibit 10(j) to the Company's
           Annual Report on Form 10-K for the year ended December 26, 1993).

10(k)*     James River Corporation of Virginia 1996 Stock Incentive Plan, effective April 25, 1996
           (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 13, 1996).

10(l)*     James River Corporation of Virginia Deferred Stock Plan, 1993 Amendment and Restatement,
           effective December 16, 1993 (incorporated by reference to Exhibit 10(l) to the Company's Annual
           Report on Form 10-K for the year ended December 26, 1993).

10(m)*     James River Corporation of Virginia Supplemental Deferral Plan, 1993 Amendment and
           Restatement, effective as of January 1, 1994 (incorporated by reference to Exhibit 10(m) to the
           Company's Annual Report on Form 10-K for the year ended December 26, 1993).

10(n)*     James River Corporation of Virginia Management Incentive Plan, effective as of January 25, 1996
           (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1995).

10(o)*     James River Corporation of Virginia Supplemental Benefit Plan, amended and restated effective
           June 1, 1991 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form
           10-K for the year ended December 29, 1991).

10(p)*     1994 Amendment to the James River Corporation of Virginia Supplemental Benefit Plan, dated
           March 1, 1994 (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form
           10-K for the year ended December 25, 1994).

Exhibit
Number                                                 Description                                              Section
--------   --------------------------------------------------------------------------------------------------   --------
10(q)*     Amended and Restated James River Corporation of Virginia Miles L. Marsh Supplemental
           Retirement Plan, effective as of March 1, 1997 (incorporated by reference to Exhibit 10(p) to the
           Company's Annual Report on Form 10-K for the year ended December 29, 1996).

12         Computation of Ratio of Earnings to Fixed Charges, filed herewith.                                      E-1

13         Certain sections of the Company's Annual report to Shareholders for the year ended
           December 28, 1997, filed herewith.                                                                      E-2

21         Subsidiaries of the Company as of December 28, 1997, filed herewith.                                    E-3

23         Consent of Independent Accountants, filed herewith.                                                     E-4

27         Financial Data Schedules for the year ended December 28, 1997 (filed electronically only).

(b) Reports on Form 8-K:

     During the last quarter of 1997 and subsequent thereto, the Company filed the following Current Reports on Form 8-K:



   Date of Report                                       Event Reported
-------------------- -----------------------------------------------------------------------------------
    August 13, 1997  The Company filed consolidated financial statements of Fort James Corporation as of December 29, 1996, December 31, 1995, and June 29, 1997, for each of the years in the three-year period ended December 29, 1996, and for the quarters and six months ended June 29, 1997, and June 30, 1996, together with the related schedules and Management's Discussion and Analysis of Results of Operations and Financial
                     Condition, in each case as restated for the merger.

    October 23, 1997 The Company published a press release announcing its results of operations for the third quarter and nine months ended September 28, 1997.

    February 3, 1998 The Company published a press release announcing its results of operations for the fourth quarter and year ended December 28, 1997.

    March 2, 1998    The Company filed certain information concerning Fort James Corporation that was filed in a registration statement subsequent to the merger.

    March 9, 1998    The Company filed consolidated financial statements of Fort James Corporation as of December 28, 1997, and December 29, 1996, for each of the three years ended
                     December 28, 1997, together with Management's Discussion and Analysis of Results of Operations and Financial Condition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FORT JAMES CORPORATION
                        -------------------------------------
                                     Registrant

                        By: /s/      ERNST A. HABERLI
                        -------------------------------------
                                  Ernst A. Haberli

                        Executive Vice President and Chief
                               Financial Officer
                        (Principal Financial Officer)

                        By: /s/    WILLIAM A. PATERSON
                        -------------------------------------
                                 William A. Paterson
                        Senior Vice President and Controller
                           (Principal Accounting Officer)

Date: March 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                 Signature and Title
                        -------------------------------------
Date: March 23, 1998
                        By: /s/     MILES L. MARSH
                        -------------------------------------
                                   Miles L. Marsh
                                    Chairman and
                               Chief Executive Officer

                        By: /s/      ERNST A. HABERLI
                        -------------------------------------
                                  Ernst A. Haberli

                        Executive Vice President and Chief
                                 Financial Officer
                        (Principal Financial Officer)

                        By: /s/    WILLIAM A. PATERSON
                        -------------------------------------
                                 William A. Paterson
                        Senior Vice President and Controller
                           (Principal Accounting Officer)

     Pursuant to General Instruction D to Form 10-K, this report has been signed below by a majority of the Board of Directors:


      /s/      BARBARA L. BOWLES           March 13, 1998
----------------------------------------
             Barbara L. Bowles

      /s/      WILLIAM T. BURGIN           March 23, 1998
----------------------------------------
             William T. Burgin

      /s/      DR. JAMES L. BURKE          March 23, 1998
----------------------------------------
            Dr. James L. Burke

      /s/      WORLEY H. CLARK, JR.        March 23, 1998
----------------------------------------
           Worley H. Clark, Jr.

      /s/      WILLIAM T. COMFORT, JR.     March 23, 1998
----------------------------------------
          William T. Comfort, Jr.

      /s/      GARY P. COUGHLAN            March 23, 1998
----------------------------------------
             Gary P. Coughlan

      /s/      WILLIAM V. DANIEL           March 13, 1998
----------------------------------------
             William V. Daniel

      /s/       MILES L. MARSH          March 23, 1998
-------------------------------------
             Miles L. Marsh

      /s/       ROBERT H. NIEHAUS       March 23, 1998
-------------------------------------
           Robert H. Niehaus

      /s/      ROBERT M. O'NEIL         March 13, 1998
-------------------------------------
            Robert M. O'Neil

      /s/       MICHAEL T. RIORDAN      March 23, 1998
-------------------------------------
           Michael T. Riordan

      /s/      RICHARD L. SHARP         March 23, 1998
-------------------------------------
            Richard L. Sharp

      /s/        FRANK V. SICA          March 23, 1998
-------------------------------------
             Frank V. Sica

      /s/     ANNE MARIE WHITTEMORE     March 12, 1998
-------------------------------------
         Anne Marie Whittemore