Form 10-Q
period 1998-03-29
FORT JAMES CORP
filed 1998-05-11
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended:  March 29, 1998       Commission File Number:  1-7911


                             FORT JAMES CORPORATION
             (Exact name of registrant as specified in its charter)

                       Virginia                               54-0848173
           (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                Identification No.)

           1650 Lake Cook Road, Deerfield, IL                60015-4753
        (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (847) 317-5000



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

                                      Yes      X                 No
                                         -------------              ------------
Number of shares of $.10 par value common stock outstanding as of May 1, 1998:

                               220,409,791 shares
                               ------------------

                             FORT JAMES CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                                 March 29, 1998

                               TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  --------
PART I.  FINANCIAL INFORMATION:

         ITEM 1.  Financial Statements:

                  Consolidated Balance Sheets as of March 29, 1998 and
                      December 28, 1997                                                              3

                  Consolidated Statements of Operations for the quarters ended
                      March 29, 1998 and March 30, 1997                                              5

                  Consolidated Statements of Cash Flows for the quarters ended
                      March 29, 1998 and March 30, 1997                                              6

                  Notes to Consolidated Financial Statements                                         7

         ITEM 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                          13

PART II.  OTHER INFORMATION:

         ITEM 1.  Legal Proceedings                                                                 16

         ITEM 2.  Changes in Securities                                                             16

         ITEM 3.  Defaults Upon Senior Securities                                                   16

         ITEM 4.  Submission of Matters to a Vote of Security Holders                               16

         ITEM 5.  Other Information                                                                 16

         ITEM 6.  Exhibits and Reports on Form 8-K                                                  17

         SIGNATURES                                                                                 18


PART I.    FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                             FORT JAMES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      March 29, 1998 and December 28, 1997
                        (in millions, except share data)

                                                                           March             December
                                                                            1998               1997
                                                                            ----               ----
ASSETS

Current assets:

  Cash and cash equivalents                                                $21.7                $33.6
  Accounts receivable                                                      820.1                787.8
  Inventories                                                              872.6                854.3
  Deferred income taxes                                                    215.4                214.4
  Prepaid expenses and other current assets                                 30.1                 26.4
                                                                         -------              --------

    Total current assets                                                 1,959.9              1,916.5
                                                                         -------              --------

Property, plant and equipment                                            7,840.3              7,784.1
Accumulated depreciation                                                (3,308.3)            (3,218.8)
                                                                        --------            ----------

    Net property, plant and equipment                                    4,532.0              4,565.3

Other assets                                                               628.7                614.5

Goodwill                                                                   620.1                636.9
                                                                        --------             --------
    Total assets                                                        $7,740.7             $7,733.2
                                                                        ========             =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             FORT JAMES CORPORATION
                     CONSOLIDATED BALANCE SHEETS, Continued
                        (in millions, except share data)

                                                                            March               December
                                                                             1998                 1997
                                                                            -----                 ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                         $584.3               $636.5
  Accrued liabilities                                                       879.6                913.0
  Current portion of long-term debt                                          31.3                 34.4
                                                                         --------             --------

    Total current liabilities                                             1,495.2              1,583.9
                                                                         --------             --------

Long-term debt                                                            4,154.6              4,155.5
Deferred income taxes                                                       698.5                650.8
Accrued postretirement benefits
  other than pensions                                                       472.8                474.8
Other long-term liabilities                                                 267.7                283.9
                                                                         --------             --------

    Total liabilities                                                     7,088.8              7,148.9
                                                                         --------             --------

Preferred stock, $10 par value, 5.0 million
 shares authorized, issuable in series;
 shares outstanding, March 29, 1998 - 1.7
 million and December 28, 1997 3.3 million                                  270.1                352.7


Common stock, $.10 par value, 500.0
 million shares authorized; shares
 outstanding, March 29, 1998 -- 212.8 million and
  December 28, 1997 -- 209.3 million                                         21.3                 20.9
Additional paid-in capital                                                2,912.1              2,807.9
Accumulated comprehensive loss                                             (170.8)              (137.6)
Accumulated deficit                                                      (2,380.8)            (2,459.6)
                                                                         --------             --------

    Total shareholders' equity                                              651.9                584.3
                                                                         --------             --------
    Total liabilities and shareholders' equity                           $7,740.7             $7,733.2
                                                                         ========             ========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             FORT JAMES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Quarters (13 Weeks) Ended
                       March 29, 1998 and March 30, 1997
                    (in millions, except per share amounts)

                                                                                                 1998                 1997
                                                                                                 ----                 ----
Net sales                                                                                    $1,795.6             $1,817.8
Cost of goods sold                                                                            1,243.1              1,278.1
Selling and administrative expenses                                                             283.8                288.9
Restructure and other unusual items                                                               7.5
                                                                                              -------              --------
    Income from operations                                                                      261.2                250.8

Interest expense                                                                                 75.0                 95.8
Other income, net                                                                                 8.8                  7.1
                                                                                              -------              --------
    Income before income taxes and extraordinary item                                           195.0                162.1

Income tax expense                                                                               77.4                 64.9
                                                                                              -------              --------
     Income before extraordinary item                                                           117.6                 97.2

Extraordinary loss on early extinguishment of debt,

      net of taxes of $1.6 million in 1998 and $ .9 million in 1997                              (2.6)                 (1.3)
                                                                                              -------              --------
    Net income                                                                                 $115.0                 $95.9
                                                                                              =======              ========

Preferred dividend requirements                                                                  (5.2)                (14.6)
                                                                                              -------              --------
    Net income applicable to common shares                                                     $109.8                 $81.3
                                                                                              =======              ========
Net income per share:

    Before extraordinary item                                                                    $.54                   $.44
    Extraordinary loss on early extinguishment of debt                                           (.01)                  (.01)
                                                                                              -------              ---------
         Net income per common share                                                             $.53                   $.43
                                                                                              =======              =========

Weighted average number of common shares                                                       208.5                  187.9
                                                                                              =======              =========
Net income per diluted share:

    Before extraordinary item                                                                    $.53                   $.43
    Extraordinary loss on early extinguishment of debt                                           (.01)
                                                                                              -------              ---------
         Net income per common share and common share equivalent                                 $.52                   $.43
                                                                                              =======              =========

Weighted average number of common shares
   and common share equivalents                                                                 210.9                  205.7
                                                                                              =======              =========

Cash dividends per common share                                                                  $.15                   $.15
                                                                                              -------              ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             FORT JAMES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Quarters (13 Weeks) Ended
                       March 29, 1998 and March 30, 1997
                                 (in millions)

                                                                                           1998                 1997
                                                                                           ----                 ----
Cash provided by (used for) operating activities:
  Net income                                                                             $115.0                $95.9
  Depreciation expense and cost of timber harvested                                       114.1                122.1
  Amortization of goodwill                                                                  4.8                  5.2
  Deferred income tax provision                                                            49.2                 30.7
  Restructure and other unusual items                                                       7.5
  Loss on early extinguishment of debt, net of tax                                          2.6                  1.3
  Change in current assets and liabilities:
    Accounts receivable                                                                   (44.2)               (22.4)
    Inventories                                                                           (21.2)               (21.6)
    Prepaid expenses and other current assets                                              (4.8)                12.8
    Accounts payable and accrued liabilities                                              (50.7)               (93.6)
    Restructure and integration payments                                                  (50.7)                (6.5)
  Foreign currency hedge                                                                                       (31.5)
  Other, net                                                                              (13.2)                 (.6)
                                                                                       ---------              ---------

      Cash provided by operating activities                                               108.4                  91.8
                                                                                       ---------              ---------
Cash provided by (used for) investing activities:

  Expenditures for property, plant and equipment                                         (101.0)                (75.3)
  Cash received from sale of assets                                                         4.4                   1.6
  Other, net                                                                                1.1                   7.1
                                                                                       ---------              ---------
      Cash used for investing activities                                                  (95.5)                (66.6)
                                                                                       ---------              ---------
Cash provided by (used for) financing activities:

  Additions to long-term debt                                                             306.9                 134.9
  Payments of long-term debt                                                             (306.8)               (114.9)
  Common and preferred stock cash dividends paid                                          (37.3)                (27.4)
  Proceeds from exercise of stock options                                                  15.6                   6.4
  Other, net                                                                               (3.2)
                                                                                       ---------              ---------

      Cash used for financing activities                                                  (24.8)                 (1.0)
                                                                                       ---------              ---------

Increase (decrease) in cash and cash equivalents                                          (11.9)                 24.2
Cash and cash equivalents, beginning of period                                             33.6                  34.6
                                                                                       ---------              ---------

Cash and cash equivalents, end of period                                                  $21.7                 $58.8
                                                                                       =========              =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies

         Basis of Presentation:

         The consolidated financial statements of Fort James Corporation (the "Company" or "Fort James") have been prepared to give retroactive effect to the merger of a wholly-owned subsidiary of James River Corporation of Virginia ("James River") with and into Fort Howard Corporation ("Fort Howard") on August 13, 1997, which was accounted for as a pooling of interests. In connection with the merger, James River was renamed Fort James Corporation. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined financial results of James River and Fort Howard. In the opinion of management, the accompanying unaudited consolidated financial statements of Fort James contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 29, 1998, and its results of operations and cash flows for the quarters (13 weeks) ended March 29, 1998, and March 30, 1997. The balance sheet as of December 28, 1997, was derived from audited financial statements as of that date. The results of operations for the quarter ended March 29, 1998, are not necessarily indicative of the results to be expected for the full year.

         Certain amounts in the financial statements and supporting footnote disclosures have been reclassified to conform to the current year's classification including a reclassification of minority interests and the related income tax effects to other income.

         Adoption of Accounting Pronouncements:

         In 1998 the Company adopted, Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income." Comprehensive income for the periods ended March 29, 1998, and March 30, 1997, was $81.8 million and $ 2.2 million, respectively. The difference between net income and comprehensive income is primarily due to foreign currency translation.

         In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public companies report information about operating segments, including related disclosure about products and services, geographic areas and major customers. The Company has not determined what, if any, impact Statement No. 131 will have on the reported operating segments and the related disclosures. Statement No. 131 is effective for periods ending after December 15, 1998.

         In February 1998, the FASB issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits--an amendment to FASB Statements No. 87, 88, and 106" which will require the Company to revise disclosures about pension and other postretirement benefit plans.
Statement No. 132 is effective for fiscal years beginning after December 15, 1997.

2.        Restructure and Other Unusual Items

         Results for the first quarter of 1998 included charges of $7.5 million ($4.6 million net of taxes, or $.02 per diluted share) for merger-related relocation and other costs paid during the quarter. During the current quarter, the Company completed the permanent closures of two tissue mills and made payments of $43.2 million for asset closures and employee-related costs.

3.        Net Income Per Common Share and Common Share Equivalent

         In February 1997, the FASB issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is effective for periods ending after December 15, 1997, including interim periods. Earnings per share for the quarters ended March 29, 1998, and March 30, 1997, were calculated under SFAS 128 as follows (in millions):

                                                      March 1998                March 1997
                                                      ----------                ----------
                                                  Income       Shares       Income       Shares
                                                  -------      -------      ------       ------

Income before extraordinary item                   $117.6                     $97.2
Preferred stock dividends                            (5.2)                    (14.6)
                                                  --------                   -------
Amounts used to compute basic
  earnings per share                                112.4         208.5        82.6         187.9
Effect of dilutive securities:
   Options                                                          2.4                       2.5
   Convertible preferred stock                                                  6.5          15.3
                                                  --------       -------     -------       -------
Amounts used to compute diluted
  earnings per share                               $112.4         210.9       $89.1        205.7
                                                  ========       =======     =======       =======

         Series K, L and N preferred stocks were antidilutive for all periods presented. An immaterial number of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

4.       Other Income

         The components of other income were as follows for the quarters ended March 29, 1998, and March 30, 1997 (in millions):

                                                                             March                March
                                                                              1998                 1997
                                                                             ------               ------
Interest and investment income                                                 $.9                 $1.7
Equity in (loss) earnings of unconsolidated affiliates                         (.2)                 3.0
Gain on sale of assets                                                         2.0                  2.1
Minority interests                                                            (1.1)                  .1
Foreign currency exchange gain (loss)                                          5.3                  (.3)
Other, net                                                                     1.9                   .5
                                                                             ------               ------
    Total other income                                                        $8.8                 $7.1
                                                                             ======               ======

5.       Income Taxes

         The Company's effective income tax rate was 39.7% for the quarter ended March 29, 1998, compared to 40% for the first quarter of 1997. The decrease in the effective tax rate from the prior year was primarily due to the reduced relative size of permanent differences compared to pretax income.

6.       Inventories

         The components of inventories were as follows as of March 29, 1998, and December 28, 1997 (in millions):


                                                                  March             December
                                                                   1998                 1997
                                                                   ----                 ----
Raw materials                                                    $172.0               $184.3
Finished goods and work in process                                575.0                550.2
Stores and supplies                                               163.4                159.4
                                                                 ------               ------
                                                                  910.4                893.9
Reduction to state certain inventories
  at last-in, first-out cost                                      (37.8)               (39.6)
                                                                 ------               ------
    Total inventories                                            $872.6               $854.3
                                                                 ======               ======

7.       Financial Instruments

         The Company held $1,438 million and $1,138 million in notional amount of interest rate swaps with fair value liabilities of $6 million and $8 million as of March 29, 1998 and December 28, 1997, respectively. The fair value of the Company's debt was approximately $100 million greater than book value of $4.2 billion as of March 29, 1998 and December 28, 1997, respectively. The estimated fair values of the Company's financial instruments were based on quoted market prices of comparable instruments and current market rates as of March 29, 1998 and December 28, 1997, respectively.

         Based on the Company's debt portfolio outstanding and current market perception, a 100 basis point change in interest rates as of December 28, 1997 and March 29, 1998 would have changed the fair value of the debt portfolio by approximately $116.8 million and $114.8 million, respectively. A 100 basis point change in interest rates as of December 28, 1997 and March 29, 1998 would have changed the fair value of the Company's interest rate swap portfolio by a maximum of $4.8 million and $3.0 million, respectively.

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

         Fort James has been identified as a potentially responsible party ("PRP"), along with others, at various U.S. Environmental Protection Agency ("EPA") designated superfund sites and is involved in remedial investigations and actions under federal and state laws. Among these sites, the Company, along with six other current and former operators of pulp and paper facilities, has been identified as a PRP by the U.S. Fish and Wildlife Service and other state and federal agencies, including the EPA, and tribal entities, regarding contamination of the lower Fox River by hazardous substances. These agencies and tribes seek primary restoration of the river, and natural resources damages. At this time, the Company, in conjunction with other PRPs, has agreed to participate with the State of Wisconsin in the funding of primary restoration studies and a natural resources damages assessment and is engaged in negotiations with federal and state agencies and tribes to resolve outstanding claims.

         It is Fort James' policy to accrue remediation costs on an undiscounted basis when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. As of March 29, 1998, Fort James' accrued environmental liabilities, including remediation and landfill closure costs, totaled $55.7 million. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accrual as necessary. The accruals do not reflect any possible future insurance recoveries. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRPs. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position, but could have a material effect on consolidated results of operations in a given quarter or year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

         Litigation:

         In May 1997, the Attorney General of the State of Florida filed a civil action in the United States District Court for the Northern District of Florida at Gainesville, against the Company and eight other manufacturers of sanitary commercial paper products alleging violations of federal and state antitrust and unfair competition laws. James River and Fort Howard are both named defendants. The complaint sought damages on behalf of the state under Florida law of $1 million for each violation against each defendant, unspecified treble damages and injunctive relief. That filing was followed by additional filings on behalf of an alleged class of injured plaintiffs in Gainesville and numerous other federal and state courts, all seeking similar damages for similar alleged violations. Pursuant to the order of the Judicial Panel for Multidistrict Litigation, the federal cases were consolidated in the U.S. District Court for the Northern District of Florida at Gainesville. State class actions were filed in California and Tennessee on behalf of another alleged class of purchasers. Discovery was commenced in the federal cases and briefs filed on the issue of whether the class can be certified to proceed. No specific date for a decision on this issue can be predicted. The Company believes that these cases are without merit and is vigorously defending both the federal and state actions.

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

9.       Segment Information

         Fort James' net sales and income from operations by business segment were as follows for the quarters ended March 29, 1998, and March 30, 1997 (in millions):


                                                 Consumer Products
                                                 -----------------                                    Intersegment
                                                  North                             Communications    elimination/
                                                America     Europe   Packaging              Papers       Corporate       Total
                                               --------     ------   ---------      --------------    ------------       -----
March 1998

Net sales                                      $1,073.4     $458.0      $180.4              $126.9         $(43.1)    $1,795.6
Segment results before restructure
  and other unusual items                         214.4       55.7        10.3                10.9          (22.6)       268.7
Restructure and other unusual items                (2.6)                  (1.0)                              (3.9)        (7.5)
                                                 -------    -------     -------             -------         -------     -------
Income from operations                            211.8       55.7         9.3                10.9          (26.5)       261.2
                                                 -------    -------     -------             -------         -------     -------

March 1997
Net sales                                      $1,077.4     $472.6      $196.7              $119.3         $(48.2)    $1,817.8

Income from operations                            204.6       52.4        21.2                (3.6)         (23.8)       250.8
                                                 -------    -------     -------             -------         -------     -------


10.      Fort James Operating Company

         The Consolidated Financial statements for Fort James Operating Company ("FJOC"), which includes the merged operations of Fort Howard, have been omitted because certain securities registered under the Securities Act of 1933, of which FJOC is an obligor (thus subjecting them to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by Fort James and management has determined that such information is not material to the holders of the Fort Howard securities. Financial information relating to FJOC is presented herein in accordance with Staff Accounting Bulletin No. 53 as an addition to the notes to the financial statements of Fort James. Summarized financial information for FJOC is as follows (in millions):

                                                    March                 March
                                                    1998                  1997
                                                    ----                  ----
Condensed income statement information:

   Net sales                                       $1,193.4           $1,204.5
   Gross profit                                       360.5              346.7
   Income before extraordinary item                    43.2               44.8
   Net income                                          40.6               43.5
                                                   --------           --------


                                                      March             December
                                                       1998               1997
                                                       ----               ----
Condensed balance sheet information:

    Current assets                                   $964.0             $928.4
    Noncurrent assets                               3,467.2            3,292.8
    Current liabilities                               754.7              861.1
    Noncurrent liabilities                          5,108.9            4,989.3
    Deficit                                        (1,432.4)          (1,629.2)
                                                   --------           --------


11.      Subsequent Events:

         In April 1998, the Company completed the redemption and conversion of its Series K $3.375 Cumulative Convertible Exchangeable Preferred Stock, its Series L $14.00 Cumulative Convertible Exchangeable Preferred Stock and its Series N $14.00 Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Substantially all of the outstanding Preferred Stock was converted into 9.5 million shares of common stock with the balance redeemed for $1.8 million in cash. The conversion will reduce annual dividend payments by $18.7 million and is not expected to impact 1998 diluted earnings per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

         Fort James reported net income of $115.0 million, or $.52 per diluted share, for the first quarter ended March 29, 1998, compared with $95.9 million, or $.43 per diluted share for the same quarter of the prior year. Net sales for the first quarter were $1,796 million, compared to $1,818 million in the prior year. The comparability of these results was impacted by nonrecurring charges in the first quarter of 1998.

Items Affecting Comparability

         Results for the first quarter of 1998 included merger-related charges of $7.5 million ($4.6 million net of taxes, or $.02 per diluted share) which could not be recognized in 1997 under applicable accounting principles and an extraordinary loss for the early extinguishment of debt of $4.2 million ($2.6 million net of taxes, or $.01 per diluted share). Results for the first quarter of 1997 included an extraordinary loss for the early extinguishment of debt of $2.2 million ($1.3 million net of taxes).

North American Consumer Products Business

         Operating results before restructure and other unusual items for the North American Consumer Products Business increased by 4.8%, from $204.6 million in the first quarter of 1997 to $214.4 million in the current quarter. First quarter 1998 net sales of $1,073 million were comparable to the $1,077 million reported in 1997. The improvement in profitability was driven principally by a combination of reduced manufacturing costs realized in connection with merger synergies and other cost reductions, and marginally higher average pricing, partially offset by higher fiber costs which reduced profitability by approximately $15 million. Pricing for the overall retail business increased approximately 2% versus the prior year reflecting both mix improvement and some initial benefit from the recent retail tissue price increase. Away-from-home tissue pricing was comparable to the prior year's first quarter. In comparison to the exceptionally strong 1997 tissue volumes, retail tissue and tabletop product volumes were generally similar to prior year levels, while away-from-home volumes declined 1.8% from 1997 levels. The decline in the away-from-home volumes was principally due to the Company's election to less aggressively pursue certain lower-margin economy business.

         At the end of the first quarter, the Company completed the planned permanent closures of its Ashland, Wisconsin and Carthage, New York tissue mills. These mills, which produced approximately 84,000 tons per year of primarily away-from-home products, were the Company's oldest, smallest and least cost-competitive domestic tissue mills.

European Consumer Products Business

         Operating profits for the European Consumer Products Business increased 6.3% to $55.7 million compared to $52.4 million in the first quarter of 1997. Net sales declined by 3.1% to $458 million in the current quarter from $473 million in 1997. Changes in foreign currency translation associated with the strengthening of the U.S. dollar caused the decline in sales and also impacted operating profits. Excluding the effect of foreign currency translation, the current quarter sales would have increased 3.2% and operating profits would have increased 12.6% compared to the prior year's quarter. The improvement in profits resulted from a 5.6% increase in finished goods volumes, partially offset by average selling prices which were 2% to 3% lower than the prior year.

Packaging Business

         Operating results before restructure and other unusual items for the Packaging Business declined by 51.4% to $10.3 million in the current quarter from $21.2 million in the prior year's first quarter. Net sales decreased 8.3% to $180 million from $197 million for the same periods. The decline in results from prior year levels was due to a combination of 5.8% lower folding carton and other converted packaging volumes associated with a turnover in its customer base and a decline in average prices of 2.7%.

Communications Papers Business

         Operating profits for the Communications Papers Business increased to $10.9 million from an operating loss of $3.6 million in the first quarter of 1997. Net sales improved by 6.4%, to $127 million in 1998 from $119 million in the prior year. Increased sales and profits were principally the result of a 13.1% improvement in pricing for uncoated free sheet and uncoated groundwood papers, partially offset by reduced volumes of 6.0% for both grades of papers.

Other Income and Expense Items

         General corporate expenses before restructure and other unusual items of $22.6 million in the first quarter of 1998 were similar to the $23.8 million reported in 1997. Interest expense decreased from $95.8 million to $75.0 million between the first quarter of 1997 and the first quarter of 1998. This decrease was attributable to the impact of the Company's debt refinancing activities in 1997 and 1998 which lowered average interest rates and reduced average outstanding debt. Other income increased to $8.8 million in the current quarter from $7.1 million in 1997 largely due to foreign currency exchange gains. The Company's effective income tax rate was 39.7% for the quarter ended March 29, 1998, compared to 40% for the first quarter of 1997. The decrease in the effective tax rate from the prior year was primarily due to the reduced relative size of permanent differences compared to pretax income.

Effect of New Accounting Standards

         In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public companies report information about operating segments, including related disclosure about products and services, geographic areas and major customers. The Company has not determined what, if any, impact Statement No. 131 will have on the reported operating segments and the related disclosures. Statement No. 131 is effective for periods ending after December 15, 1998.

         In February 1998, the FASB issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits -- an amendment to FASB Statements No. 87, 88, and 106" which will require the Company to revise disclosures about pension and other postretirement benefit plans. Statement No. 132 is effective for fiscal years beginning after December 15, 1997.

Year 2000 Date Conversion

         In 1997, the Company commenced an enterprise-wide Year 2000 date conversion project to address all necessary code conversion, software replacement, testing and implementation. The Company expects to spend a total of approximately $40 million to $60 million between 1997 and 1999 to make the required system modifications and replacements to remedy Year 2000 issues prior to December 31, 1999. The financial impact of such spending has not been and is not expected to be material to the Company's consolidated financial position or results of operations. The Company expects its Year 2000 conversion to be completed on a timely basis; however, due to the interdependent nature of computer systems there can be no assurance that the systems of other entities on which the Company's systems rely will also be timely converted or that any such failure to convert by another entity would not have an adverse effect on the Company's systems.

Financial Condition

         Cash provided by operating activities totaled $108.4 million in the first quarter of 1998, compared with the $91.8 million provided in the prior year. This increase in cash provided by operating activities resulted primarily from improved operating results. In the first quarter of 1998, the Company spent $50.7 million on restructure-related items and achieved estimated synergy and cost reduction savings of approximately $50 million. The Company anticipates that substantially all restructure-related spending will be completed in 1998. The Company's current ratio was 1.3 as of March 29, 1998, and 1.2 as of December 28, 1997, while working capital increased to $464.7 million from $332.6 million for the same periods. Capital expenditures were $101.0 million in the current quarter, compared to $75.3 million in the prior year's first quarter.

         Total indebtedness decreased slightly from $4,190 million as of December 28, 1997, to $4,186 million as of March 29, 1998. The early extinguishment of $64 million of 10% subordinated notes in the first quarter of 1998 contributed to this decline in debt levels. As of March 29, 1998, the Company had outstanding borrowings of approximately $1,497 million supported by revolving credit facilities compared to $1,732 million as of December 28, 1997. In March 1998, the Company issued $300 million of 6.234% notes and used the proceeds to reduce borrowings under revolving credit facilities. As of March 29, 1998, total outstanding debt (including the effect of interest rate swaps) included approximately $2,191 million of fixed rate and $1,995 million of floating rate obligations compared to $2,266 million and $1,924 million, respectively, as of December 28, 1997. As of March 29, 1998, under the most restrictive provisions of the Company's debt agreements, Fort James had additional borrowing capacity of approximately $1.9 billion.

         Based on the Company's debt portfolio outstanding and current market perception, a 100 basis point change in interest rates as of December 28, 1997 and March 29, 1998 would have changed the fair value of the debt portfolio by approximately $116.8 million and $114.8 million, respectively. A 100 basis point change in interest rates as of December 28, 1997 and March 29, 1998 would have changed the fair value of the Company's interest rate swap portfolio by approximately $4.8 million and $3.0 million, respectively.

         In April 1998, the Company completed the redemption and conversion of its Series K $3.375 Cumulative Convertible Exchangeable Preferred Stock, its Series L $14.00 Cumulative Convertible Exchangeable Preferred Stock and its Series N $14.00 Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Substantially all of the outstanding Preferred Stock was converted into 9.5 million shares of common stock with the balance redeemed for $1.8 million in cash. The conversion will reduce annual dividend payments by $18.7 million and is not expected to impact 1998 diluted earnings per share.

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive pricing pressures for the Company's products; changes in raw material, energy and other costs; and opportunities that may be presented to and pursued by the Company; determinations by regulatory and governmental authorities; the ability to successfully integrate the James River and Fort Howard businesses; and the ability to achieve synergistic and other cost reductions and efficiencies.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         In the fourth quarter of 1997, Fort James received a notice of violation from the Maine Department of Environmental Protection concerning alleged air emission license violations between 1991 and 1997 and proposed a penalty of approximately $130,000. The Company is currently negotiating a settlement.

Item 2.  CHANGES IN SECURITIES.

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders was held on April 23, 1998, at which time all of management's nominees for members of the Board of Directors were elected. Shareholders of record of the Company's common stock at the close of business on February 23, 1998, were entitled to vote at the Annual Meeting. Votes were cast as follows:

                                                                                             Vote
                                                        Voted            Voted          Withheld or       Broker
                                                         For            Against          Abstained       Non-Votes
                                                         ---            -------          ---------       ---------
Nominees for election of Directors:

  Barbara L. Bowles                                  180,819,676                          567,233
  William T. Burgin                                  180,804,269                          582,640
  James L. Burke                                     180,822,312                          564,597
  Worley H. Clark, Jr.                               180,751,193                          635,716
  William T. Comfort, Jr.                            180,824,560                          562,349
  Gary P. Coughlan                                   180,826,761                          560,148
  William V. Daniel                                  180,756,805                          630,104
  Miles L. Marsh                                     180,785,765                          601,144
  Robert M. O'Neil                                   180,807,029                          579,880
  Michael T. Riordan                                 180,812,648                          574,261
  Richard L. Sharp                                   152,847,364                       28,539,545
  Anne M. Whittemore                                 180,768,996                          617,913



Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  The exhibits listed below are filed as part of this quarterly report. Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.


                  Exhibit                                                                                       Starts
                  Number                                                                                       on Page
                  ------                                                                                       -------

                  3(a)         Amended and Restated  Bylaws of Fort James  Corporation
                               as of April 23, 1998.                                                             E-1

                  27(a)        Financial Data Schedules for the quarter ended
                               March 29, 1998 (filed electronically only).

                  27(b) Financial Data Schedules restated for the quarter ended March 30, 1997 (filed electronically only).

                  27(c) Financial Data Schedules restated for the six months ended June 29, 1997 (filed electronically only).

                  27(d) Financial Data Schedules restated for the nine months ended September 28, 1997 (filed electronically only).

         (b)      Reports on Form 8-K:

                  During the quarter ended March 29, 1998, and subsequent thereto, the Company filed the following Current Reports on Form 8-K:

         Date of Report              Event Reported
         --------------              --------------
         February 3, 1998            The Company published a press release
                                     announcing its results of operations for the fourth quarter ended December 28, 1997.

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

                         FORT JAMES CORPORATION

                        By:/s/William A. Paterson
                           ------------------------------------------------
                           William A. Paterson
                           Senior Vice President and Controller
                           (Principal Accounting Officer)

                        By:/s/Ernst A. Haberli
                           ------------------------------------------------
                           Ernst A. Haberli
                           Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:  May 8, 1998