Form 10-Q
period 1998-06-28
FORT JAMES CORP
filed 1998-08-12
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended: June 28, 1998           Commission File Number: 1-7911
------------------------------------------------------------------------------


                             FORT JAMES CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Virginia                                 54-0848173
------------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)


  1650 Lake Cook Road, Deerfield, IL                  60015-4753
------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


      Registrant's telephone number, including area code: (847) 317-5000
------------------------------------------------------------------------------


                                 Not Applicable
------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of $.10 par value common stock outstanding as of July 31, 1998:

                               220,578,642 shares

                             FORT JAMES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                  June 28, 1998


                                TABLE OF CONTENTS

                                                                       Page No.
PART I.  FINANCIAL INFORMATION:

      ITEM 1. Financial Statements:

              Consolidated Balance Sheets as of June 28, 1998
                and December 28, 1997                                         3

              Consolidated  Statements  of  Operations  for the
                quarters and six months ended June 28, 1998 and
                June 29, 1997                                                 5

              Consolidated Statements of Cash Flows for the six
                months ended June 28, 1998 and June 29, 1997                  6

              Notes to Consolidated Financial Statements                      7

      ITEM 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           13

      ITEM 3. Quantitative  and Qualitative  Disclosures  About Market
               Risk                                                          17


PART II.  OTHER INFORMATION:

      ITEM 1.  Legal Proceedings                                             18

      ITEM 2.  Changes in Securities                                         18

      ITEM 3.  Defaults Upon Senior Securities                               18

      ITEM 4.  Submission of Matters to a Vote of Security Holders           18

      ITEM 5.  Other Information                                             18

      ITEM 6.  Exhibits and Reports on Form 8-K                              18

      SIGNATURES                                                             19

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             FORT JAMES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       June 28, 1998 and December 28, 1997
                        (in millions, except share data)



                                                  June    December
                                                   1998      1997
-----------------------------------------------------------------
ASSETS:

Current assets:
   Cash and cash equivalents                       $ 6.0    $ 33.6
   Accounts receivable                             916.7     787.8
   Inventories                                     854.7     854.3
   Deferred income taxes                           191.0     214.4
   Prepaid expenses and other current assets        23.3      26.4
-----------------------------------------------------------------

     Total current assets                        1,991.7   1,916.5
-----------------------------------------------------------------

Property, plant and equipment                    7,913.7   7,784.1
Accumulated depreciation                        (3,374.6) (3,218.8)
-----------------------------------------------------------------

   Net property, plant and equipment             4,539.1   4,565.3

Goodwill                                           619.9     636.9

Other assets                                       604.1     614.5
-----------------------------------------------------------------
     Total assets                              $ 7,754.8 $ 7,733.2
=================================================================

         The accompanying notes are an integral part of the consolidated financial statements.

                             FORT JAMES CORPORATION
                     CONSOLIDATED BALANCE SHEETS, Continued
                        (in millions, except share data)



                                                                            June         December
                                                                            1998           1997
-------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
    Accounts payable                                                       $ 641.8        $ 636.5
    Accrued liabilities                                                      799.6          913.0
    Current portion of long-term debt                                         39.1           34.4
-------------------------------------------------------------------------------------------------

       Total current liabilities                                           1,480.5        1,583.9
-------------------------------------------------------------------------------------------------

Long-term debt                                                             4,064.7        4,155.5
Deferred income taxes                                                        717.3          650.8
Accrued postretirement benefits
    other than pensions                                                      467.8          474.8
Other long-term liabilities                                                  263.8          283.9
-------------------------------------------------------------------------------------------------

       Total liabilities                                                   6,994.1        7,148.9
-------------------------------------------------------------------------------------------------

Preferred stock, $10 par value, 5.0 million
    shares authorized, issuable in series;
    3.3 million shares outstanding December 28, 1997                            -           352.7

Common stock, $.10 par value, 500.0 million
    shares authorized; shares outstanding,
    June 28, 1998 -- 220.5 million and
    December 28, 1997 -- 209.3 million                                        22.1           20.9
Additional paid-in capital                                                 3,185.0        2,807.9
Accumulated comprehensive loss                                              (168.6)        (137.6)
Accumulated deficit                                                       (2,277.8)      (2,459.6)
-------------------------------------------------------------------------------------------------

       Total shareholders' equity                                            760.7          584.3
-------------------------------------------------------------------------------------------------

       Total liabilities and shareholders' equity                        $ 7,754.8      $ 7,733.2
=================================================================================================

         The accompanying notes are an integral part of the consolidated financial statements.


                             FORT JAMES CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Quarters (13 Weeks) and Six Months (26 Weeks) Ended
                         June 28, 1998 and June 29, 1997
                     (in millions, except per share amounts)




                                                                                 Quarter                       Six months
                                                                        -----------------------------  -----------------------------
                                                                            1998           1997             1998          1997
-----------------------------------------------------------------------------------------------------------------------------------



Net sales                                                                $ 1,857.0      $ 1,854.3        $ 3,652.6     $ 3,672.1
Cost of goods sold                                                         1,268.0        1,286.1          2,511.1       2,564.2
Selling and administrative expenses                                          284.8          282.3            568.6         571.2
Restructure and other unusual items                                            9.7          (57.7)            17.2         (57.7)
--------------------------------------------------------------------------------------------------------------------------------
    Income from operations                                                   294.5          343.6            555.7         594.4

Interest expense                                                              73.9           94.5            148.9         190.3
Other income (expense), net                                                   (6.3)           4.1              2.5          11.2
--------------------------------------------------------------------------------------------------------------------------------
    Income before income taxes and extraordinary item                        214.3          253.2            409.3         415.3

Income tax expense                                                            78.1          103.5            155.5         168.4
--------------------------------------------------------------------------------------------------------------------------------
     Income before extraordinary item                                        136.2          149.7            253.8         246.9

Extraordinary loss on early extinguishment of debt, net of taxes               -             (0.6)            (2.6)         (1.9)
--------------------------------------------------------------------------------------------------------------------------------
     Net income                                                              136.2          149.1            251.2         245.0

Preferred dividend requirements                                                -            (14.6)            (5.2)        (29.2)
--------------------------------------------------------------------------------------------------------------------------------
    Net income available to common stockholders                            $ 136.2        $ 134.5          $ 246.0       $ 215.8
================================================================================================================================


Basic earnings per share:
    Income before extraordinary item                                         $ 0.63         $ 0.71          $ 1.16       $  1.14
    Extraordinary loss on early extinguishment of debt                         -              -              (0.01)         -
--------------------------------------------------------------------------------------------------------------------------------
         Net income                                                          $ 0.63         $ 0.71          $ 1.15       $  1.14
--------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                    217.6          189.1           213.1         188.5
================================================================================================================================


Diluted earnings per share:
    Income before extraordinary item                                         $ 0.62         $ 0.68           $ 1.15      $  1.11
    Extraordinary loss on early extinguishment of debt                         -              -               (0.01)         -
--------------------------------------------------------------------------------------------------------------------------------
         Net income                                                          $ 0.62         $ 0.68           $ 1.14      $  1.11
--------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares and
     common share equivalents outstanding                                     220.3          216.3            215.6        206.2
================================================================================================================================


Cash dividends per common share                                              $ 0.15         $ 0.15           $ 0.30      $  0.30
================================================================================================================================



         The accompanying notes are an integral part of the consolidated financial statements.

                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months (26 Weeks) Ended
                         June 28, 1998 and June 29, 1997
                                  (in millions)



                                                                                     1998          1997
-------------------------------------------------------------------------------------------------------


CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income                                                                       $ 251.2       $ 245.0
  Depreciation expense and cost of timber harvested                                  232.7         242.2
  Amortization of goodwill                                                             9.7          10.2
  Deferred income tax provision                                                      103.1          77.6
  Restructure and other unusual items                                                 17.2         (57.7)
  Loss on early extinguishment of debt, net of tax                                     2.6           1.9
  Change in current assets and liabilities:
     Accounts receivable                                                            (133.8)        (46.1)
     Inventories                                                                       0.1         (46.7)
     Prepaid expenses and other current assets                                         1.9          15.5
     Accounts payable and accrued liabilities                                         (4.6)        (24.4)
     Restructure and integration payments                                            (95.9)        (13.3)
  Foreign currency hedge                                                               -           (31.5)
  Retirement benefits expense in excess of funding                                   (21.1)         (4.6)
  Other, net                                                                         (21.6)        (26.0)
--------------------------------------------------------------------------------------------------------

      Cash provided by operating activities                                          341.5         342.1
--------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                                    (238.8)       (178.1)
  Proceeds from sale of assets                                                        10.2         113.3
  Other, net                                                                          (1.6)          7.9
--------------------------------------------------------------------------------------------------------

      Cash used for investing activities                                            (230.2)        (56.9)
--------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Additions to long-term debt                                                        384.8          75.2
  Payments of long-term debt                                                        (464.0)       (170.1)
  Common and preferred stock cash dividends paid                                     (73.4)        (54.8)
  Redemption of preferred stock                                                       (6.6)          -
  Proceeds from exercise of stock options                                             23.6          47.1
  Other, net                                                                          (3.3)          -
--------------------------------------------------------------------------------------------------------

      Cash used for financing activities                                            (138.9)       (102.6)
--------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (27.6)        182.6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        33.6          34.6
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   6.0       $ 217.2
========================================================================================================



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

      Basis of Presentation:

      The consolidated financial statements of Fort James Corporation (the "Company" or "Fort James") have been prepared to give retroactive effect to the merger of a wholly-owned subsidiary of James River Corporation of Virginia ("James River") with and into Fort Howard Corporation ("Fort Howard") on August 13, 1997, which was accounted for as a pooling of interests. In connection with the merger, James River was renamed Fort James Corporation. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined financial results of James River and Fort Howard. In the opinion of management, the accompanying unaudited consolidated financial statements of Fort James contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 28, 1998, its results of operations for the quarters (13 weeks) and six months (26 weeks) ended June 28, 1998, and June 29, 1997, and its cash flows for the six months (26 weeks) ended June 28, 1998 and June 29, 1997. The balance sheet as of December 28, 1997, was derived from audited financial statements as of that date. The results of operations for the quarter and six months ended June 28, 1998, are not necessarily indicative of the results to be expected for the full year.

      Certain amounts in the financial statements and supporting footnote disclosures have been reclassified to conform to the current year's classification.

      Adoption of Accounting Pronouncements:

      In 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income." Comprehensive income for the six months ended June 28, 1998, and June 29, 1997, was $220.2 million and $144.0 million, respectively. The difference between net income and comprehensive income is primarily due to unrealized foreign currency translation losses and unrealized holding gains and losses on available-for-sale securities.

      In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public companies report information about operating segments, including related disclosure about products and services, geographic areas and major customers. The Company has not determined what, if any, impact Statement No. 131 will have on its reported operating segments and the related disclosures. Statement No. 131 is effective for periods ending after December 15, 1998.

      In February 1998, the FASB issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits--an amendment to FASB Statements No. 87, No. 88, and No. 106" which will require the Company to revise disclosures about pension and other postretirement benefit plans. Statement No. 132 is effective for fiscal years beginning after December 15, 1997.

      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires the recognition of all derivatives in the statement of financial position as either assets or liabilities and their measurement at fair value. Depending upon the nature of the derivative, changes in fair value are either recognized in other comprehensive income or in earnings.

The Company has not determined what, if any, impact Statement No. 133 will have on the Company's results or financial position. Statement No. 133 is effective for fiscal years beginning after June 15, 1998.

2.     Restructure and Other Unusual Items

      Results for the quarter and six months ended June 28, 1998 included restructure and other unusual costs of $9.7 million ($5.9 million net of taxes, or $0.03 per diluted share) and $17.2 million ($10.5 million net of taxes, or $0.05 per diluted share), respectively. The Company recorded charges of approximately $43 million and $50 million for the quarter and six months, respectively, for severance, relocation and other merger-related costs which were not accruable in 1997 under generally accepted accounting principles. Such costs were partially offset by contract terminations on terms more favorable than anticipated in the restructure plan.

      Since December 28, 1997, accruals for restructure costs have been reduced by approximately $135.2 million for charges related to facility closures and asset write-downs, severance, contract terminations, and other restructure costs. Payments for restructure related expenses, including merger-related costs which were not accruable in 1997, totaled $95.9 million for the six months ended June 28, 1998.

      In the second quarter of 1997, the Company realized a gain of $57.7 million ($35.2 million net of taxes, or $0.16 per diluted share) on the sale of southern timberlands.

3.     Net Income Per Common Share and Common Share Equivalent

      Income and share information used in determining earnings per share for the quarters and six months ended June 28, 1998, and June 29, 1997, were calculated as follows (in millions):


                                                                              1998                     1997
                                                                     -----------------------------------------------
                                                                       Income       Shares      Income     Shares
--------------------------------------------------------------------------------------------------------------------


QUARTER:
Income before extraordinary item                                      $ 136.2                  $ 149.7
Less:  Preferred stock dividends                                          -                      (14.6)
--------------------------------------------------------------------------------------------------------------------
Amounts used to compute basic earnings per share                        136.2        217.6       135.1      189.1
Effect of dilutive securities:
   Options                                                                             2.7                    2.3
   Convertible preferred stock                                                         -          12.6       24.9
--------------------------------------------------------------------------------------------------------------------
Amounts used to compute diluted earnings per share                    $ 136.2        220.3     $ 147.7      216.3
====================================================================================================================


SIX MONTHS:
Income before extraordinary item                                      $ 253.8                  $ 246.9
Less:   Preferred stock dividends                                        (5.2)                   (29.2)
--------------------------------------------------------------------------------------------------------------------
Amounts used to compute basic earnings per share                        248.6        213.1       217.7      188.5
Effect of dilutive securities:
   Options                                                                             2.5                    2.4
   Convertible preferred stock                                                         -          12.9       15.3
--------------------------------------------------------------------------------------------------------------------
Amounts used to compute diluted earnings per share                    $ 248.6        215.6     $ 230.6      206.2
====================================================================================================================



      Series K, L and N preferred stocks were antidilutive for all periods presented. An immaterial number of outstanding options to purchase shares of common stock for which the exercise price of the option was greater than the average market price of the common shares were excluded from the computation of diluted earnings per share.

4.    Other Income (Expense)

      The components of other income (expense) were as follows for the quarter and six months ended June 28, 1998, and June 29, 1997 (in millions):



                                                                             Quarter                        Six months
                                                                  -----------------------------------------------------------------
                                                                       1998           1997              1998            1997
-----------------------------------------------------------------------------------------------------------------------------------


Interest and investment income                                        $ 0.5           $ 3.2             $ 1.4           $ 4.9
Equity in (loss) earnings of unconsolidated affiliates                 (2.1)            1.0              (2.3)            4.0
Gain on sale of assets                                                  0.8             0.5               2.8             2.6
Minority interests                                                     (0.7)           (0.1)             (1.8)            -
Foreign currency exchange gain (loss)                                  (5.1)           (0.1)              0.2            (0.4)
Other, net                                                              0.3            (0.4)              2.2             0.1
-----------------------------------------------------------------------------------------------------------------------------------

    Total other income (expense)                                     $ (6.3)          $ 4.1             $ 2.5          $ 11.2
===================================================================================================================================



5.    Income Taxes

     The Company's effective income tax rate, excluding tax effects of restructure and other unusual items, was 38% for the six months ended June 28, 1998, compared to 40.8% for the first six months of 1997. The decrease in the effective tax rate from the prior year was primarily the result of the benefits of tax planning actions.

6.     Inventories

      The components of inventories were as follows as of June 28, 1998, and December 28, 1997 (in millions):



                                                              June           December
                                                              1998             1997
-------------------------------------------------------------------------------------


Raw materials                                                 $ 176.9          $ 184.3
Finished goods and work in process                              549.5            550.2
Stores and supplies                                             165.6            159.4
--------------------------------------------------------------------------------------
                                                                892.0            893.9
Reduction to state certain inventories
  at last-in, first-out cost                                    (37.3)           (39.6)
--------------------------------------------------------------------------------------

    Total inventories                                         $ 854.7          $ 854.3
======================================================================================


7.    Commitments and Contingent Liabilities

      Environmental Matters:

      Like its competitors, Fort James is subject to extensive regulation by various federal, state, provincial, and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment as well as require the Company to obtain and operate in compliance with the conditions of permits and other governmental authorizations. Future regulations could materially increase the Company's capital requirements and certain operating expenses in future years.

      Fort James has been identified as a potentially responsible party ("PRP"), along with others, at various U.S. Environmental Protection Agency ("EPA") designated Superfund sites and is involved in remedial investigations and actions under federal and state laws. Among these sites, the Company, along with six other current and former operators of pulp and paper facilities, has been identified as a PRP by the U.S. Fish and Wildlife Service and other state and federal agencies, including the EPA, and tribal entities, regarding contamination of the lower Fox River by hazardous substances. These agencies and tribes seek primary restoration of the river and natural resources damages. The Company, in conjunction with other PRPs, is engaged in negotiations with federal and state agencies and tribes to resolve outstanding claims.

      It is Fort James' policy to accrue remediation costs on an undiscounted basis when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. As of June 28, 1998, Fort James' accrued environmental liabilities, including remediation and landfill closure costs, totaled $53.8 million. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The accruals do not reflect any possible future insurance recoveries. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRPs. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position, but could have a material effect on consolidated results of operations in a given quarter or year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

      Litigation:

     During 1994, James River was sued in Morgan County, Alabama, in a class action and in Bridgeport, Connecticut, by certain former holders of James River's 10-3/4% Debentures due October 1, 2018 (the "Debentures"), all of which were retired by means of a tender offer to all holders or redeemed on November 2, 1992. In general, the complaints alleged violations of a covenant prohibiting use of lower cost borrowed funds to redeem the Debentures before October 1, 1998, and of various disclosure obligations, and sought damages in excess of $50 million plus punitive damages in excess of $500 million. In 1996 and 1997, the Company settled the claims of an institutional holder and the Connecticut plaintiffs, representing approximately 55 percent of the Debentures, for a total of $1.4 million plus reimbursement of attorney's fees. In June 1997, the Alabama court granted James River summary judgment on the claims and dismissed the action. The plaintiffs appealed to the Alabama Supreme Court, which in a decision dated June 19, 1998, affirmed the dismissal. The time within which the plaintiffs could apply for further relief has expired. The Company has no further liability in this matter.

      In May 1997, the Attorney General of the State of Florida filed a civil action in the United States District Court for the Northern District of Florida at Gainesville (The "Florida District Court"), against the Company and seven other manufacturers of sanitary commercial paper products alleging violations of federal and state antitrust and unfair competition laws. The complaint seeks damages on behalf of the state under Florida law of $1 million for each violation against each defendant, unspecified treble damages and injunctive relief. That filing was followed by numerous other filings in federal courts on behalf of an alleged class of direct purchasers, all seeking similar damages for similar alleged violations. The class actions were consolidated in the Florida District Court, and in July 1998, the Court conditionally certified the class. State class actions also have been filed in certain states, on behalf of an alleged class of indirect purchasers, seeking similar damages for similar alleged violations under state law. The Company believes that these cases are without merit and is vigorously defending both the federal and state actions.

     Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition of Fort James but could have a material effect on consolidated results of operations in a given quarter or year.

8.    Segment Information

      Fort James' net sales and income from operations by business segment were as follows for the quarters and six months ended June 28, 1998, and June 29, 1997 (in millions):



                                                        Consumer Products
                                                   ---------------------------               Communi-     Intersegment
                                                       North                                 cations      elimination/
                                                      America       Europe     Packaging      Papers        Corporate         Total
-----------------------------------------------------------------------------------------------------------------------------------


QUARTER ENDED JUNE 1998
Net sales                                         $ 1,133.3     $ 466.2     $ 185.9        $ 118.2         $ (46.6)      $ 1,857.0
Segment results before restructure
  and other unusual items                             245.4        57.4        14.6            8.0           (21.2)          304.2
Restructure and other unusual items                   (12.4)       (1.2)       (0.8)           -               4.7            (9.7)
----------------------------------------------------------------------------------------------------------------------------------
Income from operations                            $   233.0     $  56.2     $  13.8        $   8.0         $ (16.5)      $   294.5
==================================================================================================================================

QUARTER ENDED JUNE 1997
Net sales                                         $ 1,127.2     $ 465.4     $ 198.3        $ 112.0         $ (48.6)      $ 1,854.3
Segment results before restructure
  and other unusual items                             231.1        52.9        23.8            0.4           (22.3)          285.9
Restructure and other unusual items                    57.7         -           -              -               -              57.7
----------------------------------------------------------------------------------------------------------------------------------
Income from operations                            $   288.8     $  52.9     $  23.8        $   0.4         $ (22.3)      $   343.6
==================================================================================================================================

SIX MONTHS ENDED JUNE 1998
Net sales                                         $ 2,206.7     $ 924.2     $ 366.3        $ 245.1         $ (89.7)      $ 3,652.6
Segment results before restructure
  and other unusual items                             459.8       113.1        24.9           18.9           (43.8)          572.9
Restructure and other unusual items                   (15.0)       (1.2)       (1.8)           -               0.8           (17.2)
----------------------------------------------------------------------------------------------------------------------------------
Income from operations                            $   444.8     $ 111.9     $  23.1        $  18.9         $ (43.0)      $   555.7
==================================================================================================================================

SIX MONTHS ENDED JUNE 1997
Net sales                                         $ 2,204.6     $ 938.0     $ 395.0        $ 231.3         $ (96.8)      $ 3,672.1
Segment results before restructure
  and other unusual items                             435.7       105.3        45.0           (3.2)          (46.1)          536.7
Restructure and other unusual items                    57.7         -           -              -               -              57.7
----------------------------------------------------------------------------------------------------------------------------------
Income from operations                            $   493.4     $ 105.3     $  45.0        $  (3.2)        $ (46.1)      $   594.4
==================================================================================================================================


 9.   Fort James Operating Company

      Fort James Operating Company ("FJOC") is an obligor of certain securities registered under the Securities Act of 1933, thus subjecting them to reporting requirements under Section 13 or 15 (d) of the Securities Exchange Act of 1934. In accordance with Staff Accounting Bulletin No. 53, the following condensed financial information for FJOC is presented in lieu of consolidated financial statements because the securities are fully and unconditionally guaranteed by Fort James and management has determined that such information is not material to the holders of the securities (in millions):



                                                                             Quarter ended                     Six months ended
                                                                    ----------------------------------  ----------------------------
                                                                       June 1998        June 1997          June 1998       June 1997
------------------------------------------------------------------------------------------------------------------------------------


CONDENSED INCOME STATEMENT INFORMATION:
Net sales                                                             $ 1,245.8        $ 1,243.7         $ 2,439.2        $ 2,448.2
Gross profit                                                              387.9            380.3             748.4            727.0
Income before extraordinary item                                           54.5             74.9              97.7            119.7
Income before extraordinary item and nonrecurring
   and other unusual items                                                 58.0             74.9             105.8            119.7
Net income                                                                 54.5             74.3              95.1            117.8
====================================================================================================================================





                                                                          June           December
                                                                          1998             1997
------------------------------------------------------------------------------------------------


CONDENSED BALANCE SHEET INFORMATION:
Current assets                                                          $ 981.0          $ 928.4
Noncurrent assets                                                       3,483.1          3,292.8
Current liabilities                                                       725.3            861.1
Noncurrent liabilities                                                  5,106.0          4,989.3
Deficit                                                                (1,367.2)        (1,629.2)
================================================================================================



10.   Preferred Stock Redemption:

      In April 1998, the Company completed the redemption and conversion of its Series K $3.375 Cumulative Convertible Exchangeable Preferred Stock, its Series L $14.00 Cumulative Convertible Exchangeable Preferred Stock and its Series N $14.00 Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Substantially all of the outstanding Preferred Stock was converted into 9.5 million shares of common stock with the balance redeemed for $1.8 million in cash. The conversion will reduce annual dividend payments by $18.7 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

      Fort James reported net income of $136.2 million, or $0.62 per diluted share, for the quarter ended June 28, 1998, compared with $149.1 million, or $0.68 per diluted share for the same quarter of the prior year. For the six months ended June 28, 1998, net income was $251.2 million, or $1.14 per diluted share, compared with $245.0 million, or $1.11 per share in 1997. Net sales for the second quarter were $1,857.0 million, compared to $1,854.3 million in the prior year. Net sales for the first six months of 1998 were

$3,652.6 million compared to $3,672.1 million in 1997. The comparability of these results was impacted by nonrecurring charges in the first six months of 1998.

Items Affecting Comparability

      Results for the second quarter included restructure and other unusual costs of $9.7 million ($5.9 million net of taxes, or $0.03 per diluted share), which could not be accrued in 1997 under applicable accounting principles. In the second quarter of 1997, the Company realized a gain of $57.7 million ($35.2 million net of taxes, or $0.16 per diluted share) on the sale of southern timberlands and an extraordinary loss of $1.0 million ($0.6 million net of taxes) on the early extinguishment of debt. For the six months ended June 28, 1998, the Company recorded charges for restructure and other unusual costs of $17.2 million ($10.5 million net of taxes, or $0.05 per diluted share) and an extraordinary loss on the early extinguishment of debt of $4.2 million ($2.6 million net of taxes, or $0.01 per diluted share).

      Excluding non-recurring items, income from operations for the second quarter increased 6.4 percent to $304.2 million from $285.9 million in the prior year, and net income increased 24.1 percent to $142.1 million or $0.65 per diluted share from $114.5 million or $0.52 per diluted share in 1997. Excluding the estimated impact of foreign currency translation and the effect of divestitures, sales and operating income would have increased by 1.5 percent and
7.6 percent, respectively. For the first six months of 1998, excluding non-recurring items, income from operations increased 6.7 percent to $572.9 million from $536.7 million in the prior year, and net income increased 24.8 percent to $264.3 million or $1.20 per diluted share from $211.7 million or $0.95 per diluted share in 1997.

North American Consumer Products Business

      The North American Consumer Products Business posted operating profits before restructure and unusual items of $245.4 million in the current quarter compared to $231.1 million reported in the second quarter of 1997. Sales were comparable at $1,133.3 million in 1998 versus $1,127.2 million in 1997. For the six months ended June 28, 1998, operating results, before restructure and unusual items, were $459.8 million, an increase of 6% over the comparable six months in 1997. Net sales for the six months ended June 28, 1998 of $2,206.7 million were comparable to prior year sales of $2,204.6 million.


      The improvement in profitability was primarily driven by reduced manufacturing costs resulting from merger synergies and other cost reductions and higher average prices and volume for retail tissue products, partially offset by raw material cost inflation. In the away-from-home tissue business, volumes declined modestly compared to exceptionally strong 1997 volumes. Tissue volumes were impacted by the transition of volume from the Ashland and Carthage mills, which were closed in the spring of 1998, to the remaining mill system. Competitive conditions eroded the benefits of announced away-from-home tissue price increases and only modest pricing gains were realized. The Dixie cup and plate business also posted lower year-over-year volumes, principally due to product rationalization activities in the commercial foodservice area; however, improved average pricing and ongoing cost reduction benefits led to margin improvements.

European Consumer Products Business

      The European Consumer Products Business reported operating profits before restructure charges of $57.4 million in the second quarter of 1998, a 9% improvement over the $52.9 million reported in the prior year. Sales for the second quarter at $466.2 million were comparable to $465.4 million in 1997.

      For the six months ended June 28, 1998, operating profits before restructure charges of $113.1 million were 7% above the $105.3 million reported in the prior year. Net sales of $924.2 million were comparable to the same six-month period in 1997.

      Changes in foreign currency translation associated with the strengthening of the dollar impacted both sales and operating profits. Absent this change, sales would have increased 3% for both the current quarter and six months, and operating profits would have increased 11% and 12%, respectively, compared to the prior year. The improvement in profits, particularly for the six months, resulted primarily from increased finished goods volumes.


Packaging Business

      The Packaging Business reported second quarter 1998 profits of $14.6 million before restructure charges on sales of $185.9 million, compared to $23.8 million of profits on $198.3 million of sales in the prior year. Operating results, before restructure charges, declined to $24.9 million from $45.0 million in the first six months of 1997. Net sales decreased 7% to $366.3 million from $395.0 million for the same period in 1997. Results for the Packaging Business declined from prior year levels due to a combination of lower folding carton volumes associated with a turnover in its customer base and lower average carton and paperboard pricing. However, profits increased from the first quarter 1998 level of $10.3 million, as the business continued to replace volume.

Communications Papers Business

      Operating profits for the Communications Papers Business increased to $8.0 million in the current quarter, compared to $0.4 million in 1997. Sales increased by 6%, to $118.2 million in 1998 compared to $112.0 million in 1997. For the six months ended June 28, 1998, operating profits improved from a loss of $3.2 million in 1997 to a profit of $18.9 million in 1998. Net sales increased 6% to $245.1 million over 1997 sales. The increased profitability for both the quarter and six months was principally the result of improved pricing for both uncoated free sheet and uncoated groundwood papers, partially offset by higher wood costs and lower volumes.

Other Income and Expense Items

      Interest expense declined by $20.6 million, or 22%, to $73.9 million for the first quarter of 1998. Interest expense decreased from $190.3 million to $148.9 million between the first six months of 1997 and the first six months of 1998. The decrease was attributable to debt refinancing activities in 1997 and 1998, which reduced average outstanding debt and lowered average interest rates.

      The Company reported other, non-operating expenses of $6.3 million in the current quarter, compared to other income of $4.1 million in 1997. For the six months ended June 28, 1998, other income decreased from $11.2 million in 1997 to $2.5 million in 1998. Foreign currency translation losses and additional expenses associated with the Company's investment in a Chinese tissue plant joint venture accounted for the majority of the change in other income.

     The effective tax rate, excluding tax effects of restructure and other unusual items, for the six months declined to 38% in 1998, from 40.5% in 1997, principally as a result of the benefits of tax planning actions.

Effect of New Accounting Standards

      In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public companies report information about operating segments, including related disclosure about products and services, geographic areas and major customers. The Company has not determined what, if any, impact Statement No. 131 will have on its reported operating segments and the related disclosures. Statement No. 131 is effective for periods ending after December 15, 1998.

      In February 1998, the FASB issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits -- an amendment to FASB Statements No. 87, No. 88, and No. 106" which will require the Company to revise disclosures about pension and other postretirement benefit plans. Statement No. 132 is effective for fiscal years beginning after December 15, 1997.

      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires the recognition of all derivatives in the statement of financial position as either assets or liabilities and their measurement at fair value. Depending upon the nature of the derivative, changes in fair value are either recognized in other comprehensive income or in earnings. The Company has not determined what, if any, impact Statement No. 133 will have on the Company's results or financial position. Statement No. 133 is effective for fiscal years beginning after June 15, 1998.

Year 2000 Date Conversion

     In 1997, the Company commenced an enterprise-wide Year 2000 date conversion project to address all necessary code conversion, software replacement, testing and implementation, as well as contingency planning. The project includes review of the Company's customers, suppliers and other stakeholders, and of computer technology used in the following general categories: mainframe, midrange, desktop, manufacturing/process control, communications, research and development and infrastructure. In 1997 and for the six months ended June 28, 1998, the Company spent approximately $8 million and $15 million, respectively, on the Year 2000 project. The Company currently estimates total spending of approximately $50 million to $75 million to make the required Year 2000 system modifications and replacements. Included in such amounts is accelerated spending for planned capital projects to replace systems which are not Year 2000 compliant. The financial impact of such spending has not been and is not expected to be material to the Company's consolidated financial position or results of operations. The Company expects its Year 2000 conversion to be completed on a timely basis; however, due to the interdependent nature of computer systems there can be no assurance that the systems of other entities on which the Company's systems rely will also be timely converted or that any such failure to convert by another entity would not have an adverse effect on the Company's systems. In order to minimize this risk, the Company is actively addressing its exposure within its extended value chain by surveying customers, suppliers, and other stakeholders to assess their Year 2000 readiness and, where necessary, adopt appropriate contingency plans.

FINANCIAL CONDITION

      Cash provided by operating activities totaled $341.5 million in the first half of 1998, compared with $342.1 million provided in the prior year. In the first half of 1998, the Company spent $95.9 million, excluding tax benefits, on restructure-related items and achieved estimated synergy and cost related savings of approximately $120 million. The Company anticipates that substantially all restructure-related spending will be completed in 1998. The Company's current ratio was 1.3 as of June 28, 1998, and 1.2 as of December 28, 1997, while working capital increased to $511.2 million from $332.6 million for the same periods primarily due to higher accounts receivable. The increase was primarily due to seasonally higher sales. Capital expenditures were $238.8 million for the six months ended June 28, 1998, compared to $178.1 million in the prior year. The increase in capital expenditures is primarily attributable to construction of a new paper machine at the Savannah Mill.

      Total indebtedness decreased by $86.1 million from $4,189.9 million as of December 28, 1997, to $4,103.8 million as of June 28, 1998. As of June 28, 1998, the Company had outstanding borrowings of approximately $1,346 million supported by revolving credit facilities compared to $1,732 million as of December 28, 1997. In March 1998, the Company issued $300 million of 6.234% notes and used the proceeds to reduce borrowings under revolving credit facilities. As of June 28, 1998, total outstanding debt (including the effect of interest rate swaps) included approximately $2,193 million of fixed rate and $1,911 million of floating rate obligations compared to $2,266 million and $1,924 million, respectively, as of December 28, 1997. As of June 28, 1998, under the most restrictive provisions of the Company's debt agreements, Fort James had additional borrowing capacity of approximately $1,803 million.

      In April 1998, the Company completed the redemption and conversion of its Series K $3.375 Cumulative Convertible Exchangeable Preferred Stock, its Series L $14.00 Cumulative Convertible Exchangeable Preferred Stock and its Series N $14.00 Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Substantially all of the outstanding Preferred Stock was converted into
9.5 million shares of common stock with the balance redeemed for $1.8 million in cash. The conversion will reduce annual dividend payments by $18.7 million.

      Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive pricing pressures for the Company's products; changes in raw material, energy and other costs; and opportunities that may be presented to and pursued by the Company; determinations by regulatory and governmental authorities; the ability to successfully integrate the former James River and Fort Howard businesses; and the ability to achieve synergistic and other cost reductions and efficiencies.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

     In the fourth quarter of 1997, Fort James received a notice of violation from the Maine Department of Environmental Protection concerning alleged air emission license violations between 1991 and 1997. The agency proposed a penalty of approximately $130,000. The Company is currently negotiating a settlement.

     See footnote 7 to the financial statements for additional litigation.

Item 2.   CHANGES IN SECURITIES.

          None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None

Item 5.   OTHER INFORMATION.

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits:

                The exhibits listed below are filed as part of this quarterly report. Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

                Exhibit                                                   Starts
                Number                                                   on Page

                10 Fort James Corporation Supplemental Retirement Plan for Miles L. Marsh

                10(a) Separation Agreement and Mutual Release

                27 Financial Data Schedules for the six months ended June 28, 1998 (filed electronically only)


          (b)   Reports on Form 8-K:

                No reports on Form 8-K were filed by the Company during the quarter ended June 28, 1998, and subsequent thereto.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FORT JAMES CORPORATION


                                    By:/s/William A. Paterson
                                       ----------------------
                                       William A. Paterson
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)





Date:  August 7, 1998