Form 10-Q
period 1998-09-27
FORT JAMES CORP
filed 1998-11-12
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended: September 27, 1998          Commission File Number: 1-7911
----------------------------------------         ------------------------------

                             FORT JAMES CORPORATION
                            ----------------------
             (Exact name of registrant as specified in its charter)


       Virginia                                                 54-0848173
--------------------------------------------------------------------------------
 State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            identification No.)


  1650 Lake Cook Road, Deerfield, IL                           60015-4753
--------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)



       Registrant's telephone number, including area code: (847) 317-5000
--------------------------------------------------------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of $.10 par value common stock outstanding as of October 28, 1998:

                                  220,465,695 shares
                                   ----------

                             FORT JAMES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                               September 27, 1998


                                TABLE OF CONTENTS

                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

      ITEM 1.  Financial Statements:

           Consolidated Balance Sheets as of September 27, 1998 and
               December 28, 1997                                              3

           Consolidated Statements of Operations for the quarters
               and nine months ended September 27, 1998 and
               September 28, 1997                                             5

           Consolidated Statements of Cash Flows for the nine months
               ended September 27, 1998 and September 28, 1997                6

           Notes to Consolidated Financial Statements                         7

      ITEM 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          12

      ITEM 3. Quantitative and Qualitative Disclosures About Market Risk     17

PART II.  OTHER INFORMATION:

      ITEM 1.  Legal Proceedings                                             17

      ITEM 2.  Changes in Securities                                         17

      ITEM 3.  Defaults Upon Senior Securities                               17

      ITEM 4.  Submission of Matters to a Vote of Security Holders           17

      ITEM 5.  Other Information                                             17

      ITEM 6.  Exhibits and Reports on Form 8-K                              17

      SIGNATURES                                                             18



PART I.  FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                             FORT JAMES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    September 27, 1998 and December 28, 1997
                        (in millions, except share data)

                                                   September      December
                                                     1998           1997
--------------------------------------------------------------------------------
ASSETS:

Current assets:
    Cash and cash equivalents                      $ 19.9        $ 33.6
    Accounts receivable                             967.0         787.8
    Inventories                                     868.6         854.3
    Deferred income taxes                           168.1         214.4
    Prepaid expenses and other current assets        18.9          26.4
--------------------------------------------------------------------------------

       Total current assets                       2,042.5       1,916.5
--------------------------------------------------------------------------------

Property, plant and equipment                     8,059.0       7,784.1
Accumulated depreciation                         (3,476.2)     (3,218.8)
--------------------------------------------------------------------------------

    Net property, plant and equipment             4,582.8       4,565.3

Goodwill                                            648.6         636.9

Other assets                                        596.8         614.5
--------------------------------------------------------------------------------
       Total assets                             $ 7,870.7     $ 7,733.2
================================================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             FORT JAMES CORPORATION
                     CONSOLIDATED BALANCE SHEETS, Continued
                        (in millions, except share data)


                                                       September      December
                                                          1998          1997
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
    Accounts payable                                      $ 634.9       $ 636.5
    Accrued liabilities                                     841.6         913.0
    Current portion of long-term debt                        40.2          34.4
--------------------------------------------------------------------------------

       Total current liabilities                          1,516.7       1,583.9
--------------------------------------------------------------------------------

Long-term debt                                            3,933.3       4,155.5
Deferred income taxes                                       727.5         650.8
Accrued postretirement benefits
    other than pensions                                     467.4         474.8
Other long-term liabilities                                 264.3         283.9
--------------------------------------------------------------------------------

       Total liabilities                                  6,909.2       7,148.9
--------------------------------------------------------------------------------

Preferred stock, $10 par value, 5.0 million
    shares authorized, issuable in series;
    3.3 million shares outstanding December 28, 1997            -         352.7

Common  stock,  $0.10  par  value,  500.0  million
    shares   authorized;   shares outstanding,
    September 27, 1998 -- 220.4 million and
    December 28, 1997 -- 209.3 million                       22.0          20.9
Additional paid-in capital                                3,189.2       2,807.9
Accumulated comprehensive loss                              (89.5)       (137.6)
Accumulated deficit                                      (2,160.2)     (2,459.6)
--------------------------------------------------------------------------------

       Total shareholders' equity                           961.5         584.3
--------------------------------------------------------------------------------

       Total liabilities and shareholders' equity       $ 7,870.7     $ 7,733.2
================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Quarters (13 Weeks)and Nine Months (39 Weeks)Ended
                    September 27, 1998 and September 28, 1997
                     (in millions, except per share amounts)

                                           Quarter               Nine months
                                       -----------------------------------------

                                         1998       1997        1998      1997
    ----------------------------------------------------------------------------

    Net sales                         $1,841.9   $1,825.4    $5,494.5  $5,497.5
    Cost of goods sold                 1,240.2    1,270.4     3,751.3   3,834.6
    Selling and administrative expenses  300.2      277.1       868.8     848.3
    Restructure and other unusual items   14.5       53.9        31.7      (3.8)
    ----------------------------------------------------------------------------
        Income from operations           287.0      224.0       842.7     818.4

    Interest expense                      71.7       87.3       220.6     277.6
    Other income (expense), net           (4.3)       9.5        (1.8)     20.7
    ----------------------------------------------------------------------------
        Income before income taxes
          and extraordinary item         211.0      146.2       620.3     561.5

    Income tax expense                    60.3       77.5       215.8     245.9
    ----------------------------------------------------------------------------
         Income before extraordinary
          item                           150.7       68.7       404.5     315.6

    Extraordinary loss on early
     extinguishment of debt, net of taxes    -      (45.2)       (2.6)    (47.1)
    ----------------------------------------------------------------------------
         Net income                      150.7       23.5       401.9     268.5

    Preferred dividend requirements          -       (8.1)       (5.2)    (37.3)
    ----------------------------------------------------------------------------
        Net income available to
          common stockholders          $ 150.7     $ 15.4     $ 396.7   $ 231.2
    ============================================================================
    Basic earnings per share:
        Income before extraordinary
          item                           $ 0.70     $ 0.31      $ 1.86   $ 1.45
        Extraordinary loss on early
           extinguishment of debt             -      (0.23)      (0.01)   (0.24)
    ----------------------------------------------------------------------------
             Net income                  $ 0.70     $ 0.08      $ 1.85   $ 1.21
    ----------------------------------------------------------------------------
    Weighted average common
     shares outstanding                  219.0      197.7       215.0     191.6
    ============================================================================
    Diluted earnings per share:
        Income before extraordinary
          item                          $ 0.69     $ 0.29      $ 1.84    $ 1.40
        Extraordinary loss on
          early extinguishment of debt       -      (0.22)      (0.01)    (0.22)
    ----------------------------------------------------------------------------
             Net income                 $ 0.69     $ 0.07      $ 1.83    $ 1.18
    ----------------------------------------------------------------------------
    Weighted average common shares and
         common share equivalents
           outstanding                   220.0      208.3       217.1     206.9
    ============================================================================

    Cash dividends per common share     $ 0.15     $ 0.15      $ 0.45    $ 0.45
    ============================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months (39 Weeks) Ended September 27, 1998
                             and September 28, 1997
                                  (in millions)
                                                          1998        1997
--------------------------------------------------------------------------------
Cash provided by (used for) operating activities:
  Net income                                            $ 401.9     $ 268.5
  Depreciation expense and cost of timber harvested       349.8       358.7
  Amortization of goodwill                                 14.6        15.1
  Deferred income tax provision                           128.0        78.3
  Restructure and other unusual items                      31.7        (3.8)
  Loss on early extinguishment of debt, net of tax          2.6        47.1
  Change in current assets and liabilities:
     Accounts receivable                                 (153.5)     (109.4)
     Inventories                                           (2.0)      (63.4)
     Prepaid expenses and other current assets              6.9        30.8
     Accounts payable and accrued liabilities              32.2        44.0
     Restructure and integration payments                (127.8)      (30.2)
  Foreign currency hedge                                      -       (31.5)
  Retirement benefits expense in excess of funding        (28.9)      (13.4)
  Other, net                                              (10.4)      (26.3)
--------------------------------------------------------------------------------

      Cash provided by operating activities               645.1       564.5
--------------------------------------------------------------------------------

Cash provided by (used for) investing activities:
  Expenditures for property, plant and equipment         (359.0)     (305.6)
  Proceeds from sale of assets                              5.9       144.3
  Other, net                                                6.1         5.3
-------------------------------------------------------------------------------
      Cash used for investing activities                 (347.0)     (156.0)
-------------------------------------------------------------------------------
Cash provided by (used for) financing activities:
  Additions to long-term debt                             466.1       633.4
  Payments of long-term debt                             (689.0)     (982.3)
  Common and preferred stock cash dividends paid         (106.6)      (82.4)
  Premiums paid on early extinguishment of debt            (3.2)      (45.5)
  Redemption of preferred stock                            (6.6)          -
  Proceeds from exercise of stock options                  27.5        68.3
--------------------------------------------------------------------------------

      Cash used for financing activities                 (311.8)     (408.5)
-------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents          (13.7)         -
Cash and cash equivalents, beginning of period             33.6        34.6
-------------------------------------------------------------------------------

Cash and cash equivalents, end of period                 $ 19.9      $ 34.6
================================================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies
         --------------------------------

         Basis of Presentation:

     The consolidated financial statements of Fort James Corporation (the "Company" or "Fort James") have been prepared to give retroactive effect to the merger of a wholly-owned subsidiary of James River Corporation of Virginia ("James River") with and into Fort Howard Corporation ("Fort Howard") on August 13, 1997. The merger was accounted for as a pooling of interests. In connection with the merger, James River was renamed Fort James Corporation. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined financial results of James River and Fort Howard.

     In the opinion of management, the accompanying unaudited consolidated financial statements of Fort James contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 27, 1998, its results of operations for the quarters (13 weeks) and nine months (39 weeks) ended September 27, 1998 and September 28, 1997, and its cash flows for the nine months (39 weeks) ended September 27, 1998 and September 28, 1997. The balance sheet as of December 28, 1997 was derived from audited financial statements as of that date. The results of operations for the quarter and nine months ended September 27, 1998 are not necessarily indicative of the results to be expected for the full year.

     Certain  amounts  in  the  financial  statements  and  supporting  footnote
disclosures   have  been   reclassified   to  conform  to  the  current   year's
classification.

         Adoption of Accounting Pronouncements:

     In 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income." Comprehensive income for the nine months ended September 27, 1998 and September 28, 1997, was $450.0 million and $146.5 million, respectively. The difference between net income and comprehensive income is primarily due to unrealized foreign currency translation losses and unrealized holding gains and losses on available-for-sale securities.

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

     In  February  1998,  the  FASB  issued   Statement  No.  132,  "Employer's
Disclosures about Pensions and Other Postretirement Benefits an amendment to FASB Statements No. 87, No. 88, and No. 106" which will require the Company to revise disclosures about pension and other postretirement benefit plans. Statement No. 132 is effective for fiscal years beginning after December 15, 1997.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires the recognition of all derivatives in the statement of financial position as either assets or liabilities and their measurement at fair value. Depending upon the nature of the derivative, changes in fair value are either recognized in other comprehensive income or in earnings. The Company has not determined what, if any, impact Statement No. 133 will have on the Company's results of operations or financial position. Statement No. 133 is effective for fiscal years beginning after June 15, 1999.

     In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". This SOP provides guidance on the financial reporting of start-up and organization costs. It requires such costs to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of this new statement.

2.       Restructure and Other Unusual Items
         -----------------------------------
     Results for the quarter and nine months ended September 27, 1998 included net pretax charges for restructure and other unusual items of $14.5 million ($8.9 million net of taxes or $0.04 per diluted share) and $31.7 million ($19.4 million net of taxes or $0.09 per diluted share), respectively. Pretax charges for the nine months ended September 27, 1998 included $65 million for severance, relocation and other merger-related costs, which were not accruable in 1997 under generally accepted accounting principles, and were partially offset by contract terminations on terms more favorable than anticipated in the restructure plan. In addition, the Company reversed $10.5 million ($0.05 per diluted share for both the quarter and nine months) of merger-related tax reserves established in 1997 in accordance with temporary IRS regulations, which have since been rescinded.

     Since December 28, 1997, accruals for restructure costs have been reduced by approximately $168.4 million for charges related to facility closures and asset write-downs, severance, contract terminations, and other restructure costs. Payments for restructure related expenses, including merger-related costs which were not accruable in 1997, totaled $127.8 million for the nine months ended September 27, 1998.

     Results for the third quarter of 1997 included a non tax-deductible charge of $53.9 million ($0.25 per diluted share) for fees and expenses associated with the merger of James River and Fort Howard and an extraordinary charge on the early extinguishment of debt of $74.9 million ($45.2 million net of taxes or $0.22 per diluted share). Results for the first nine months of 1997 included transaction costs and an extraordinary loss on early extinguishment of debt ($47.1 million net of taxes or $0.22 per diluted share). These costs were offset by a nonrecurring gain of $57.7 million ($35.2 million net of taxes or $0.16 per diluted share) on the sale of southern timberlands.

3.       Net Income Per Common Share and Common Share Equivalent
         -------------------------------------------------------

         Income and share information used in determining earnings per share for
the quarters and nine months ended  September 27, 1998   and September 28, 1997,
were calculated as follows (in millions):

                                          1998                    1997
                                    --------------------------------------------
                                    Income     Shares      Income      Shares
--------------------------------------------------------------------------------
Quarter:
Income before extraordinary item    $150.7                   $ 68.7
Less: Preferred stock dividends                                (8.1)
--------------------------------------------------------------------------------
Amounts used to compute basic
     earnings per share              150.7       219.0         60.6      197.7
Effect of dilutive securities:
   Options                                         1.0                     2.7
   Convertible preferred stock                                             7.9
--------------------------------------------------------------------------------
Amounts used to compute diluted
      earnings per share            $150.7       220.0       $ 60.6      208.3
--------------------------------------------------------------------------------
Nine Months:
Income before extraordinary item    $404.5                   $315.6
Less: Preferred stock dividends       (5.2)                   (37.3)
--------------------------------------------------------------------------------
Amounts used to compute basic
      earnings per share              399.3      215.0        278.3      191.6
Effect of dilutive securities:
   Options                                         2.1                     2.5
   Convertible preferred stock                                 12.9       12.8
--------------------------------------------------------------------------------
Amounts used to compute diluted
     earnings per share              $399.3      217.1       $291.2      206.9
================================================================================

         Series K, L and N preferred stocks were antidilutive for all periods presented. An immaterial number of outstanding options to purchase shares of common stock for which the exercise price of the option was greater than the average market price of the common shares were excluded from the computation of diluted earnings per share.

4.       Other Income (Expense)
         ----------------------

     The components of other income (expense) were as follows for the quarter and nine months ended September 27, 1998 and September 28, 1997 (in millions):

                                         Quarter           Nine months
                                  ----------------------------------------------
                                       1998      1997       1998          1997
--------------------------------------------------------------------------------
Interest and investment income        $ -       $ 2.7        $ 1.4      $ 7.6
Equity (loss)in  earnings
     of unconsolidated affiliates      1.9        1.6         (0.4        5.6
Gain on sale of assets                  -         6.1          2.8        8.7
Minority interests                    (1.4)      (1.6)        (3.2)      (1.6)
Foreign currency exchange
     gain (loss)                      (6.1)      -            (5.9)      (0.4)
Other, net                             1.3        0.7          3.5        0.8
--------------------------------------------------------------------------------

    Total other income (expense)    $ (4.3)     $ 9.5       $ (1.8)    $ 20.7
================================================================================

5.       Income Taxes
         ------------

         The Company's effective income tax rate, excluding tax effects of restructure and other unusual items, was 36.5% for the nine months ended September 27, 1998, compared to 40.1% for the first nine months of 1997. The decrease in the effective tax rate from the prior year was primarily the result of the benefits of tax planning actions.

     Including restructure and other unusual items, the effective tax rate was 34.8% for the nine months ended September 27, 1998, compared to 43.8% for the first nine months of 1997. The reported effective tax rates were impacted by non-deductible merger costs in 1997 and the reversal of merger-related tax reserves in 1998.

6.       Inventories
         -----------

         The components of inventories were as follows as of September 27,1998 and December 28,1997 (in millions):

                                                   September         December
                                                      1998             1997
--------------------------------------------------------------------------------
Raw materials                                       $ 183.4          $ 184.3
Finished goods and work in process                    554.5            550.2
Stores and supplies                                   168.8            159.4
--------------------------------------------------------------------------------
                                                      906.7            893.9
Reduction to state certain inventories
  at last-in, first-out cost                          (38.1)           (39.6)
--------------------------------------------------------------------------------

    Total inventories                                $ 868.6          $ 854.3
================================================================================


7.       Commitments and Contingent Liabilities
         --------------------------------------

         Environmental Matters:

     Like its competitors, the Company is subject to extensive regulation by various federal, state, provincial, and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment as well as require the Company to obtain and operate in compliance with the conditions of permits and other governmental authorizations. Future regulations could materially increase the Company's capital requirements and certain operating expenses in future years.

     The Company has been identified as a potentially responsible party ("PRP"), along with others, at various U.S. Environmental Protection Agency ("EPA") designated Superfund sites and is involved in remedial investigations and actions under federal and state laws. Among these sites, the Company, along with six other current and former operators of pulp and paper facilities, has been identified as a PRP by the U.S. Fish and Wildlife Service and other state and federal agencies, including the EPA, and tribal entities, regarding contamination of the lower Fox River by hazardous substances. These agencies and tribes seek primary restoration of the river and natural resources damages. The Company, in conjunction with other PRPs, is engaged in negotiations with federal and state agencies and tribes to resolve outstanding claims.

     It is the Company's policy to accrue remediation costs on an undiscounted basis when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. As of September 27, 1998, Fort James' accrued environmental liabilities, including remediation and landfill closure costs, totaled $56.8 million.

         Litigation:

     In May 1997, the Attorney General of the State of Florida filed a civil action in the United States District Court for the Northern District of Florida at Gainesville (the "Florida District Court"), against the Company and seven other manufacturers of sanitary commercial paper products alleging violations of federal and state antitrust and unfair competition laws. The complaint seeks damages on behalf of the state under Florida law of $1 million for each violation against each defendant, unspecified treble damages and injunctive relief. Three other state attorney generals have brought similar suits which are expected to be consolidated in the Florida District Court. In addition, numerous other filings have been filed in federal courts on behalf of an alleged class of direct purchasers, all seeking similar damages for similar alleged violations. The class actions were consolidated in the Florida District Court, and in July 1998, the Court conditionally certified the class. State class actions also have been filed in certain states, on behalf of an alleged class of indirect purchasers, seeking similar damages for similar alleged violations under state law. The Company believes that these cases are without merit and is vigorously defending both the federal and state actions.

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

 8.      Fort James Operating Company
         -----------------------------

     Fort James Operating Company ("FJOC") is an obligor of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 13 or 15 (d) of the Securities Exchange Act of 1934. In accordance with Staff Accounting Bulletin No. 53, the following condensed financial information for FJOC for the quarters and nine months ended September 27, 1998 and September 28, 1997 and as of September 27, 1998 and December 28, 1997 is presented in lieu of consolidated financial statements because the securities are fully and unconditionally guaranteed by Fort James and management has determined that such information is not material to the holders of the securities:

                                          Quarter               Nine months
                                     -------------------------------------------
(in millions)                         1998       1997        1998          1997
--------------------------------------------------------------------------------
Condensed income statement information:
Net sales                         $ 1,242.8   $ 1,232.1   $ 3,682.1   $ 3,680.3
Gross profit                          394.1       371.1     1,142.4     1,098.1
Income before extraordinary item      (29.2)       36.2        68.5       155.9
Income before extraordinary item
     and nonrecurring and other
     unusual items                    (20.6)       69.1         85.1      188.8
Net income                            (29.2)       19.3         65.9      137.1
================================================================================

                                    September     December
(in millions)                         1998         1997
-----------------------------------------------------------
Condensed balance sheet information:
Current assets                     $ 1,005.0     $ 928.4
Noncurrent assets                    3,484.7     3,292.8
Current liabilities                    727.8       861.1
Noncurrent liabilities               5,158.3     4,989.3
Deficit                             (1,396.4)   (1,629.2)
============================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview
--------

                                          Quarter              Nine Months
(in millions)                         1998     1997         1998        1997
                                  ----------------------------------------------
Net sales                         $1,841.9   $1,825.4   $ 5,494.5   $ 5,497.5
Income from operations
   before restructure
   and nonrecurring items            301.5      277.9       874.4       814.6
Net income                           150.7       23.5       401.9       268.5
Net income before restructure
   and nonrecurring items            149.1      122.6       413.4       334.3
Diluted earnings per share:
   Net income                       $ 0.69     $ 0.07      $ 1.83      $ 1.18
   Net income before restructure
      and non recurring items       $ 0.68     $ 0.54      $ 1.88      $ 1.49
                                  ==============================================


Items Affecting Comparability
-----------------------------

     Third quarter results for both 1998 and 1997 included certain non-recurring items. Results for the current quarter included a pretax charge of $14.5 million ($8.9 million net of taxes or $0.04 per diluted share) for merger-related costs not accruable in 1997. In addition, the Company reversed $10.5 million ($0.05 per diluted share) of merger-related tax reserves that were established in 1997 in accordance with temporary IRS regulations, which have since been rescinded. Results for the third quarter of 1997 reflected a non tax-deductible charge of $53.9 million ($0.25 per diluted share) for fees and expenses associated with the merger of James River and Fort Howard and an extraordinary charge on the early extinguishment of debt of $74.9 million ($45.2 million net of taxes or $0.22 per diluted share).

     For the nine months ended September 27, 1998, the Company recorded net charges for restructure and other unusual items of $31.7 million ($8.9 million net of taxes including the reversal of tax reserves, or $0.04 per diluted share) and an extraordinary loss on the early extinguishment of debt of $4.2 million ($2.6 million net of taxes or $0.01 per diluted share). Results for the first nine months of 1997 included the third quarter merger costs and an extraordinary loss on early extinguishment of debt ($47.1 million net of taxes or $0.22 per diluted share). These costs were offset by a nonrecurring gain of $57.7 million ($35.2 million net of taxes or $0.16 per diluted share) on the sale of southern timberlands.

North American Consumer Products Business
-----------------------------------------

                                          Quarter               Nine months
                                    ------------------  -----------------------
 (in millions)                         1998      1997         1998      1997
                                     -------------------------------------------
 Net sales                         $ 1,122.4 $ 1,109.2    $ 3,329.1  $ 3,313.8
 Income from operations                240.5     219.9        685.3      713.3
 Restructure and other unusual items    (4.6)        -        (19.6)      57.7
 Segment results before restructure --------------------------------------------
     and other unusual items        $  245.1 $  219.9     $  704.9   $   655.6
                                     ===========================================


     The North American Consumer Products Business posted improved segment results before restructure and other unusual items on comparable sales, both in the current quarter and year-to-date. Merger synergies and other cost reductions, higher retail pricing and strong retail tissue volume were the primary drivers of the improved profitability. These favorable factors were partially offset by raw material cost inflation. Competitive conditions in the away-from-home tissue business resulted in marginally lower pricing for the third quarter and flat pricing year-to-date. During the third quarter, the Company completed the successful start-up of a new 65,000-ton per year tissue machine at its Savannah River Mill. Product rationalization activities in the food service area resulted in lower Dixie cup and plate volumes; however, Dixie margins continued to increase due to modestly higher average prices and cost reduction benefits.


European Consumer Products Business
-----------------------------------
                                           Quarter               Nine months
                                    --------------------  ----------------------
 (in millions)                        1998      1997         1998        1997
                                    --------------------------------------------
 Net sales                         $ 463.5   $ 438.5    $ 1,387.7   $ 1,376.5
 Income from operations               58.9      48.3        170.8       153.6
 Restructure and other unusual
      items                           (0.4)        -         (1.6)          -
 Segment results before restructure --------------------------------------------
     and other unusual items       $ 59.3    $  48.3    $   172.4   $   153.6
                                   ============================================


     The European Consumer Products Business reported a 23 percent improvement in segment results before restructure and other unusual items for the quarter and a 12 percent improvement year-to-date. The strong improvement for the quarter was the result of higher finished goods volumes and cost reduction efforts, partially offset by lower prices. Finished goods sales volumes for the quarter averaged 8 percent higher than the prior year, with above-market growth rates posted in most countries. Year-to-date results reflected strong finished goods volume growth, though somewhat less than for the quarter, and flat pricing.

Packaging Business
------------------
                                          Quarter              Nine months
                                    --------------------  ----------------------
 (in millions)                         1998      1997         1998        1997
                                    --------------------------------------------
 Net sales                          $ 184.1   $ 200.0      $ 550.4     $ 595.0
 Income from operations                14.8      22.7         37.9        67.7
 Restructure and other unusual items   (1.8)        -         (3.6)          -
 Segment results before restructure  -------------------------------------------
     and other unusual items        $  16.6   $  22.7      $  41.5     $  67.7
                                     ===========================================

     Packaging results before restructure and other unusual items declined compared to the prior year due to a combination of reduced volumes following a turnover in customer base and lower average carton and paperboard pricing. Sequentially, however, profits improved modestly in the last three quarters as the business continues to rebuild volume

Communications Papers Business
------------------------------

                                         Quarter                  Nine months
                                     --------------------  ---------------------
  (in millions)                       1998      1997         1998        1997
                                     -------------------------------------------
 Net sales                         $ 113.7   $ 117.8      $ 358.8     $ 349.1

 Income from operations            $   2.8   $  11.0      $  21.7     $   7.8
                                     ===========================================

     Third quarter results for the Communications Paper Business declined over prior year due to lower prices and volumes for uncoated free sheet papers, partially offset by improved pricing for uncoated groundwood papers. Year-to-date, favorable pricing in both uncoated free sheet and groundwood papers was primarily responsible for the improved operating results.

Other Income and Expense Items
------------------------------

     Lower average borrowing costs and reduced debt levels continue to positively impact interest costs. For the current quarter, interest costs declined by $15.6 million, or 18 percent. Year-to-date interest expense declined by $57.0 million, or 21 percent.

     The company reported other, non-operating expenses of $4.3 million in the current quarter, compared to other income of $9.5 million in 1997. Foreign currency translation losses at our Canadian subsidiary accounted for a significant portion of the change. For the nine months, other expenses were $1.8 million in 1998 compared to other income of $20.7 million in 1997.

     The Company's effective income tax rate, excluding tax effects of restructure and other unusual items, was 36.5 percent for the nine months ended September 27, 1998, compared to 40.1 percent for the first nine months of 1997. The decrease in the effective tax rate from the prior year was primarily the result of the benefits of tax planning actions. Including restructure and other unusual items, the effective tax rate was 34.8 percent for the nine months ended September 27, 1998, compared to 43.8 percent for the first nine months of 1997. The reported effective tax rates were impacted by non-deductible merger costs in 1997 and the reversal of merger-related tax reserves in 1998.

Effect of New Accounting Standards
----------------------------------
         See Note 1 to the Consolidated Financial Statements.

Year 2000
---------
     In 1997, the Company commenced an enterprise-wide project to assess and implement necessary changes for all areas of the Company's business to ensure that computer based systems and applications will recognize and process date sensitive information on and after January 1, 2000 (Year 2000). The assessments were conducted on the Company's business computer systems (including mainframe, midrange desktop, communications, and research and development), manufacturing control systems and other imbedded chip devices within Company facilities. In addition, the Company is surveying customers, suppliers and other stakeholders to assess their level of Year 2000 readiness.

     The assessment and remediation efforts for the Company's business computer systems are centrally managed by the Company's staff, with substantial support from outside consultants. The project procedures for identifying affected assets, making programming changes, replacing software and hardware, and testing are designed to ensure that there is no material adverse effect on any of the Company's core businesses. The Company is well under way with these efforts which are presently scheduled to be completed during the third quarter of 1999, however, additional refinements and testing may continue through the end of that year.

     In 1997 and for the nine months ended September 27, 1998, the Company spent approximately $8 million and $25 million, respectively, on the Year 2000 project. While it is difficult, at present, to fully quantify the overall cost of this work, the Company currently estimates total spending of approximately $85 million to $95 million to make the required Year 2000 system modifications and replacements and for testing. The range is a function of ongoing evaluation as to whether certain systems and equipment will be corrected or replaced, which is largely dependent on information to be obtained from suppliers or other external sources. Costs for system maintenance and modification are expensed as incurred while spending for new software or to replace existing systems is capitalized and amortized over the assets' useful lives.

     The foregoing timetable and assessments of costs reflect management's best estimates. These estimates were derived utilizing numerous assumptions of future events. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the ability of technology vendors to deliver new systems on schedule. There can be no assurance, however, that these estimates will be achieved and actual results could differ materially from those anticipated.

     The Company expects its Year 2000 project to be completed on a timely basis; however, due to the interdependent nature of computer systems there can be no assurance that the systems of other entities on which the Company's systems rely will be remediated in a timely manner. The inability of the Company or its customers or suppliers to resolve their Year 2000 problems, may result in production delays and the inability to process orders or deliver finished goods. The Company is in the process of developing a comprehensive contingency plan to minimize its exposure if its own Year 2000 project is not properly completed in time. Additionally, the Company is working to minimize the risks associated with a customer or supplier not resolving its Year 2000 problems as part of its contingency planning process. There can be no assurance that these efforts will prevent the failure to become Year 2000 capable from having a material adverse affect on the Company's financial condition or results of operations.

Euro Conversion
---------------
     On January 1, 1999, eleven of the fifteen members of the European Union (the "Participating Countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "Legacy Currencies") and a single currency called the Euro. For a three-year transition period, both the Euro and the Legacy Currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender of the participating countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in both the Euro and the existing national currency during the transition period.

     The Company has operations in seven of the Participating Countries. The Company's European businesses affected by the Euro conversion are in the process of establishing plans to address the systems issues raised by the Euro currency conversion and are cognizant of the potential business implications of converting to a common currency. As part of these plans, the Company will evaluate its information technology systems. At this time, management believes that significant changes will not be required to accommodate the conversion and transition to the Euro. The Company is unable to determine the ultimate financial impact of the conversion on its operations, if any, given that the impact will be dependent upon the competitive situations which exist in the various regional markets in which the Company participates and potential actions which may or may not be taken by the Company's competitors and suppliers.

Financial Condition
-------------------
     Cash provided by operating activities totaled $645.1 million in the nine months of 1998, compared with $564.5 million in the prior year. The increase is primarily due to higher earnings offset by restructure, merger, and integration spending. During the first nine months of 1998, the Company spent $127.8 million, excluding tax benefits, on restructure-related items and achieved estimated synergy and cost related savings in excess of $200 million. In addition, productivity improvements to the Company's paper machines have resulted in approximately 64,000 tons of incremental tissue production. The Company's current ratio was 1.3 as of September 27, 1998, and 1.2 as of December 28, 1997, while working capital increased to $525.8 million from $332.6 million for the same periods. The increase in working capital is primarily due to higher accounts receivable. Capital expenditures were $359.0 million for the nine months ended September 27, 1998, compared to $305.6 million in the prior year. The increase in capital expenditures is primarily attributable to construction of the new tissue machine at the Savannah River Mill.

     Total indebtedness decreased by $216.4 million from $4,190 million as of December 28, 1997, to $3,974 million as of September 27, 1998. As of September 27, 1998, the Company had outstanding borrowings of approximately $1,138 million supported by revolving credit facilities compared to $1,732 million as of December 28, 1997. In March 1998, the Company issued $300 million of 6.234% notes and in August 1998 issued $81 million in tax-exempt municipal bonds with an interest rate of 5.625%. The proceeds from both issuances were used to reduce borrowings under the revolving credit facilities. As of September 27, 1998, total outstanding debt (including the effect of interest rate swaps) included approximately $2,847 million of fixed rate and $1,127 million of floating rate obligations compared to $2,266 million and $1,924 million, respectively, as of December 28, 1997. The change in fixed/floating rate obligations was caused primarily by the expiration of approximately $500 million in interest rate swap contracts that exchanged fixed for floating interest rates. As of September 27, 1998, under the most restrictive provisions of the Company's debt agreements, Fort James had additional borrowing capacity of approximately $2.1 billion.

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive pricing pressures for the Company's products; changes in raw material, energy and other costs; and opportunities that may be presented to and pursued by the Company; determinations by regulatory and governmental authorities; the ability to successfully integrate the former James River and Fort Howard businesses; the ability to achieve synergistic and other cost reductions and efficiencies; and the ability to successfully remediate Year 2000 problems.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     In the fourth quarter of 1997, Fort James received a notice of violation from the Maine Department of Environmental Protection concerning alleged air emission license violations between 1991 and 1997. The case has been settled and the Company has paid $73,000 in penalties.

     See footnote 7 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional litigation.

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

                 Exhibit
                  Number

                  10       Separation Agreement and Mutual Release

                  27 Financial Data Schedules for the nine months ended September 27, 1998 (filed electronically only)

         (b)      Reports on Form 8-K:
                           No reports on Form 8-K were filed by the Company during the quarter ended September 27, 1998, and subsequent thereto.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FORT JAMES CORPORATION


                               By:/s/William A. Paterson
                               William A. Paterson
                               Senior Vice President and Controller
                              (Principal Accounting Officer)




  Date:  November 11, 1998