Form 10-K
period 1998-12-27
FORT JAMES CORP
filed 1999-03-25
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the year ended                               Commission File
       December 27, 1998                                Number 1-7911

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
         Title of Each Class                          on Which Registered
        ----------------------------                 -----------------------
         Common Stock, $.10 par value                 New York Stock Exchange

         Rights to Purchase Series M                  New York Stock Exchange
         Cumulative Participating
         Preferred Stock, $10 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.          Yes (check mark)      No  __

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant, at close of business, February 24, 1999...........$6,470,274,110
Number of shares of $.10 par value common stock outstanding,
  as of February 24, 1999..............................................   220,734,298

                      Documents Incorporated By Reference:

        (1) Portions of the registrant's Annual Report to Shareholders for the year ended December 27, 1998, incorporated into Parts I and II hereof; and (2) Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1999, incorporated into Part III hereof.

                             FORT JAMES CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 27, 1998

                                TABLE OF CONTENTS

                                     PART I

                                                                                          Page
Item 1.          Business                                                                    3
Item 2.          Properties                                                                 11
Item 3.          Legal Proceedings                                                          12
Item 4.          Submission of Matters to a Vote of Security Holders                        12

                                               PART II

Item 5.          Market for Registrant's Common Equity and
                 Related Stockholder Matters                                                12
Item 6.          Selected Financial Data                                                    12
Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                        13
Item 7a          Quantitative and Qualitative Disclosures about Market Risk                 13
Item 8.          Financial Statements and Supplementary Data                                13
Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                        13

                                               PART III

Item 10.         Directors and Executive Officers of the Registrant                         13
Item 11.         Executive Compensation                                                     14
Item 12.         Security Ownership of Certain Beneficial Owners
                 and Management                                                             14
Item 13.         Certain Relationships and Related Transactions                             14

                                               PART IV

Item 14.         Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                                        14

                                     PART I

                                ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS


        Fort James Corporation ("Fort James" or the "Company") is a leading worldwide manufacturer and marketer of paper-based consumer products, including towel and tissue products and disposable tabletop and foodservice products. The Company offers a complete tissue-based product line ranging from premium and near-premium virgin pulp-based products to value and economy products manufactured primarily from recycled fibers. The Company's principal towel and tissue products include bathroom tissue, paper towels, table napkins, boxed facial tissue and wipers. Disposable tabletop and foodservice products include paper and plastic cups, paper plates, and plastic cutlery. The Company also produces and markets communications papers and paper-based packaging for food and other consumer products.


        Fort James was created by the merger of a subsidiary of James River Corporation of Virginia ("James River") with and into Fort Howard Corporation ("Fort Howard") in August 1997 (the "Merger"). The Merger was accounted for as a pooling of interests. In connection with the Merger, James River was renamed "Fort James Corporation."


        Fort James' principal U.S. retail tissue brands include QUILTED NORTHERN bathroom tissue, BRAWNY paper towels, MARDI GRAS printed napkins and paper towels, VANITY FAIR premium dinner napkins, NORTHERN paper napkins, and SOFT'N GENTLE bath and facial tissue. The Company's principal retail tabletop brand is DIXIE disposable cups and plates. The Company believes that it is the leading supplier of tissue and disposable tabletop products to the growing warehouse club channel. The Company also believes it is the leading supplier of private label tissue products. The Company is a leading producer of tissue products for the U.S. away-from-home channel and is also one of the largest producers of disposable cups, plates and related products for the away-from-home food service industry.


        In Europe, sales into retail channels are supported by both branded and private label product offerings. Branded European products include LOTUS bathroom tissue and handkerchiefs, VANIA feminine hygiene products, OKAY kitchen towels, and MOLTONEL bathroom tissue, sold primarily in France; LOTUS kitchen towels, sold in the Netherlands; COLHOGAR bathroom tissue and kitchen towels, sold in Spain; TENDERLY bathroom tissue, sold in Italy; EMBO bathroom tissue, sold in Finland; DELICA bathroom tissue and kitchen towels, sold in Greece; NOUVELLE, KITTENSOFT and INVERSOFT bathroom tissue, sold in the British Isles; and SELPAK premium tissue products, sold in Turkey.


        Based on its 25% operating margin, the Company believes that it is among the lowest-cost producers of tissue products in North America. This cost advantage is derived from a number of factors, including the size and scale of certain of the Company's manufacturing plants, the competitive condition of its tissue-making manufacturing assets and the benefits realized from its proprietary deinking technology.


        Portions of the Fort James Corporation Annual Report to Shareholders for the year ended December 27, 1998, (the "1998 Annual Report") are incorporated in this Form 10-K by specific reference.

BUSINESS INITIATIVES

     Fort James' near-term business initiatives focus on three areas: leveraging revenue growth opportunities; pursuing aggressive cost reduction, including merger synergies; and achieving financing cost savings.

(1)     LEVERAGING REVENUE GROWTH OPPORTUNITIES


        Fort James has extensive and geographically-balanced manufacturing and customer bases - both domestically and in Europe. With manufacturing facilities located across the U.S., the Company has the capability to alter premium and economy product mix at its various facilities. This broad geographical balance creates revenue growth opportunities not available to geographically restricted competitors.

        Fort James also has attractive international revenue growth opportunities both in Europe, where the Company believes it has greater than average growth opportunities, and in selected emerging markets. Geographically, Fort James has a strong presence in southern European countries such as Spain, Italy, Greece and Turkey, where per capita consumption of tissue products is growing faster than in the northern and western European regions. Additionally, the Company is well positioned to take advantage of the less developed, faster growing away-from-home channel in Europe through its away-from-home expertise and proprietary deinking technology. The Company is also pursuing growth opportunities for tissue sales in selected emerging markets. In 1998, the Company began an expansion project to increase annual tissue capacity at its Turkish joint venture by 50,000 tons. The expansion project should strengthen the venture's already leading position in Turkey, as well as providing it with greater access to neighboring markets in the Middle East, Asia, Russia and other former Soviet republics. In 1995, the Company formed a joint venture for a tissue converting operation in Shanghai, China and in 1997 opened a tissue converting plant in Russia.

         In 1998, the Company purchased the assets of Beckett Technologies, a microwave packaging company headquartered in Ontario, Canada, thereby building upon the value-added nature of its Packaging business. These assets strengthen and expand the Company's line of microwave packaging and open up a new and potentially high-growth market.


(2)     AGGRESSIVE COST REDUCTION

        In 1998, the Company implemented a number of cost-savings programs that had been previously identified as a result of the Merger. During 1998, the Company achieved estimated merger synergies and cost savings, net of $80 million of inflation, of $150 million. Key components of the savings were $98 million from purchasing and material substitution, $37 million from headcount reductions, and $30 million from plant closures.

        During 1998, the Company continued to rationalize its manufacturing base. Tissue mills in Ashland, Wisconsin, Carthage, New York and Cava dei Tirreni, Italy were permanently closed. Additional closures of a cutlery plant in Houston, Texas, a foodwrap plant in Menasha, Wisconsin, and carton plants in Redmond, Washington, and Chambersburg, Pennsylvania were announced. Management believes that the closure of these smaller, less efficient facilities, and the transfer of some of their assets to larger, more modern facilities, should make the Company more efficient and cost effective.

        During 1998, the Company also rationalized its Dixie line of products to better focus its marketing and distribution efforts.

        In August 1998, the Company's newest tissue machine, which is located at the Rincon, Georgia mill, began production. This is the Company's eleventh superwide tissue machine. Only one machine of a similar size currently operates outside the Fort James system. The size and efficiency of the Company's machinery reinforce its position as one of the industry's lowest cost producers. In addition, productivity improvements to the Company's paper machines in 1998 resulted in approximately 86,000 tons of incremental tissue production.

(3)     FINANCING COST SAVINGS

        Fort James is focused on lowering financing costs, both through refinancing higher-cost debt and aggressively reducing debt, which is expected to be one of the primary uses of the Company's free cash flow in the near-term.

        During 1998, the Company simplified its capital structure and reduced cash dividend requirements by redeeming and converting all of its Series K $3.375 Cumulative Convertible Exchangeable Preferred Stock, its Series L $14.00 Cumulative Convertible Exchangeable Preferred Stock and its Series N $14.00 Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Substantially all of the outstanding Preferred Stock was converted into 9.5 million shares of common stock with the balance redeemed for $1.8 million in cash. The conversion reduced annual net dividend payments by approximately $19 million.

        At the same time, the Company continued to aggressively lower corporate debt. During 1998, total debt was reduced by more than $300 million and interest expense decreased by $63 million.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public companies report information about operating segments in both interim and annual financial statements, including related disclosures about products and services, geographic areas, and major customers. As a result, the Company's segments, which are organized based on the products it offers, have been restated as follows: (i) Tissue - North America, which manufactures and markets paper-based consumer towel and tissue products; (ii) Tissue - Europe, which also manufactures and markets paper-based consumer towel and tissue products, as well as feminine hygiene products and health care and pharmacy items; (iii) Dixie, which manufactures and markets disposable plates, cups and cutlery principally under its DIXIE brand; (iv) Packaging, which manufactures folding cartons and paperboard principally for food and other consumer products manufacturers; and
(v) Communications Papers, which manufactures and markets uncoated business and printing papers serving the commercial printing and office markets, and Fiber, which includes the Harmon Associates wastepaper brokerage business and market pulp sales to both intercompany and third-party customers. The Communications Papers and Fiber businesses, for which separate reporting is not required, have been aggregated. Both the Dixie and Fiber businesses were previously included in the Consumer Products - North America business. Financial information on the Company's segments for the three years ended December 27, 1998, is presented in
Note 14 of Notes to Consolidated Financial Statements in the 1998 Annual Report, which information is incorporated herein by reference.


(C) NARRATIVE DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS

        Fort James processes basic raw materials, such as wood, wood pulp, wastepaper, paperboard and plastic resins, into products which generally are close to or in their end use form.

TISSUE-NORTH AMERICA

        In 1998, the Tissue-North America business had sales of $3.4 billion, representing 47% of consolidated sales. Operating profits were $865 million in 1998 and represented 69% of operating profits before corporate expenses and restructure and other unusual items.

        In the retail channel, which accounts for approximately 62% of sales, Fort James produces both branded and private label products. The Company's principal retail tissue brands (rankings are based on U.S. industry statistics for the 52 week period ended January 16, 1999) include QUILTED NORTHERN bathroom tissue (the number two bathroom tissue brand), BRAWNY paper towels (the number two paper towel brand), MARDI GRAS printed napkins (the leading paper napkin brand) and paper towels, VANITY FAIR premium dinner napkins (the number one premium napkin brand), NORTHERN paper napkins (the number three paper napkin brand), and SOFT'N GENTLE bathroom and facial tissue.

        Fort James believes it is the leading supplier of private label towel and tissue products in the U.S., with an estimated market share of approximately 40%. The Company's private label customers include retailers such as Wal-Mart, Kroger, Aldi and Federated Stores. Additionally, the Company believes it is the leading supplier of towel and tissue products to the warehouse club channel, which includes Price/Costco and Sam's Clubs.

        The away-from-home channel, in which the Company sells its towel and tissue products to foodservice, janitorial supply and sanitary paper distributors for use in restaurants, offices, factories, hospitals, schools and hotels, is also an important distribution channel for the Company. Fort James believes it is the leading producer of towel and tissue products for the 2.2 million ton U.S. away-from-home channel, where it estimates its share at approximately 40% of total industry revenues. Based on internal Company estimates, Fort James believes it holds the leading position in the sale of away-from-home towels, bathroom tissue, and napkins and the number two position in away-from-home wipers and facial tissue.

TISSUE-EUROPE

        In 1998, the Tissue - Europe business had sales of $1.9 billion, representing 26% of consolidated sales. Operating profits were $236 million in 1998 and represented 19% of operating profits before corporate expenses and restructure and other unusual items.

        During 1998, tissue-based products accounted for approximately 85% of annual sales, feminine hygiene products accounted for 6% of sales, ancillary products, such as health care and pharmacy items, accounted for 4% of sales, and unconverted tissue parent rolls accounted for the remaining 5% of sales. Fort James sells its towel and tissue products through both retail and away-from-home distribution channels in Europe. Sales into retail channels are supported by both branded and private label product offerings. Approximately 78% of European towel and tissue sales were into retail distribution channels and the remaining 22% were into away-from-home channels.

        With production facilities in 10 countries, Fort James has a broad, pan-European base, and is among the category leaders in most European countries, with the exception of Germany, Austria and Switzerland, where the Company has no operations. The Company's largest European operations are in France and the

United Kingdom, which account for approximately 41% and 30%, respectively, of sales. Based on its estimates, the Company believes it holds the leading position in French towel and tissue sales, with a share greater than 35%, and the number two position in the British Isles, with a share greater than 30%. A significant portion of sales in the British Isles are private label. Fort James is also well-represented in the faster-growing southern European and Mediterranean regions including Spain, Italy, Greece and Turkey, where the Company believes its shares of tissue sales approximate 16%, 9%, 15% and 60%, respectively.

     The Company's principal European brands include LOTUS bathroom tissue and handkerchiefs (both hold a number one position in France), MOLTONEL bathroom tissue (the number two tissue in France), LOTUS kitchen towels (the number one kitchen towel in the Netherlands), OKAY kitchen towels (the number one kitchen towel in France), COLHOGAR bathroom tissue and kitchen towels (both hold number one positions in Spain), KITTENSOFT towels and bathroom tissue (both hold number one positions in Ireland), EMBO bathroom tissue (the number one tissue in Finland), TENDERLY bathroom tissue (the number two tissue in Italy), DELICA bathroom tissue and kitchen towels (both hold number two positions in Greece), VANIA feminine hygiene products (the leader in France), and SELPAK premium tissue products.

DIXIE

        During 1998, the Dixie business reported operating profits of $89 million representing 7% of operating profits before corporate expenses and restructure and other unusual items, on sales of $776 million, which represents 11% of consolidated sales. The Dixie business is conducted primarily in North America.

        Similar to the tissue business, the Company's disposable tabletop and foodservice products are sold through both retail and away-from-home distribution channels. Approximately 53% of sales are into retail distribution channels and the remaining 47% are into away-from-home distribution channels.

        The Company's principal retail tabletop brand is DIXIE, ranked number one for disposable cups and number two for disposable plates/bowls. The Company believes that it is also the leading supplier of tabletop products to the warehouse club channel, and is one of the largest producers of disposable cups, plates and related products for the away-from-home foodservice industry.

PACKAGING

        In 1998, the Packaging business had sales of $718 million, representing 8% of consolidated sales, and operating profits of $57 million, representing 5% of operating profits before corporate expenses and restructure and other unusual items. The Packaging business is concentrated primarily on the sale of paper-based folding cartons for packaging food, health care products and other consumer products. Folding cartons and other converted packaging account for more than 82% of current annual sales, with the balance represented by sales of unconverted paperboard. The Packaging business is conducted primarily in North America.

        The Company's carton operations are backward integrated to a 300,000 ton per year bleached paperboard operation and a 320,000 ton per year coated recycled paperboard operation. The bleached paperboard mill also provides cup and plate stock for the Company's DIXIE line of disposable tabletop products.

        The Company believes it is currently ranked number three in sales of folding cartons in the United States; holds leading positions in both web lithographic and flexographic technology for printing and converting folding cartons for packaging food, health care products and other consumer products; and is a leader in the development and introduction of new microwave packaging technologies.

COMMUNICATIONS PAPERS AND FIBER

        For 1998, Communications Papers and Fiber sales totaled $797 million and represented 8% of consolidated sales. Operating profits for 1998 were $2 million.

        The Communications Papers business is concentrated on the sale of printing and publishing papers used in brochures, catalogs, manuals, direct mail and advertising inserts, and on cut-size office printing and copying papers used in high-speed printers, copiers and offset duplicators. The Company is the largest producer of uncoated communications papers in the western United States and its EUREKA! brand is the number one recycled brand of office and printing papers in the western United States.

        The Company's domestic operations are fully integrated to either its kraft or deinked pulp operations, with excess production sold as market pulp by the Fiber business. Fiber sales include both intercompany sales of market pulp and third-party sales of wastepaper.

MARKETING

        The Tissue-North America and Dixie businesses have organized their marketing efforts both along distribution channels and by product line. Marketing of the Company's Packaging products is managed at the product group level. Fort James' consumer products are marketed directly to customers through national and regional sales organizations. The Company's retail sales force markets both consumer towel, tissue and tabletop products directly to grocery stores, drug stores and mass merchandisers. Away-from-home towel and tissue products are primarily sold through outside distributors, who generally focus on specific market segments. Regional distribution centers located throughout the United States are utilized to minimize inventories and transportation costs.

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

        In addition to these materials, pulp and paper production depends on an adequate supply of water, electric power and various forms of fuel for the generation of steam and electricity. The Company's major types of purchased fuels and energy include electricity, natural gas, coal, oil and petroleum coke. The Company internally generates approximately 45% of its North American electrical energy needs, with co-generation facilities at a number of its major facilities.

        The Company's paper products are manufactured principally from wood-based pulp and deinked pulp which are both produced internally and purchased from external sources. The Company produces deinked pulp through the recycling of wastepaper and other reclaimable fiber sources. The capacity of Fort James' pulping facilities in North America and Europe is summarized as follows:

 Pulp Type                                  Capacity (Tons Per Year)
 ---------                                  ------------------------
                                 North America        Europe            Total
                                 -------------        ------            -----
 Kraft/Chemical                      1,905,000             -        1,905,000
 Groundwood/Mechanical                 120,000             -          120,000
 Deinked/Secondary                   1,764,000       263,000        2,027,000
                                     ---------       -------        ---------
 Total                               3,789,000       263,000        4,052,000
                                     =========       =======        =========

        In addition to the Company's internal sources, several types of pulp are purchased from other suppliers in the United States, Canada and other parts of the world. Purchased pulp is used to supply partially integrated paper mills, to obtain types of pulp not produced by the Company, or to minimize transportation costs. Fort James is a net seller in North America of approximately 220,000 tons per year of market pulp. The Company's paper machines in Europe are supplied through a combination of Fort James' North American pulp production, secondary fiber pulp and purchased chemical pulp.

        Fort James is a leader in the industry in developing towel and tissue products from recycled wastepaper. Currently, the Company recycles approximately
2.8 million tons of wastepaper annually. The Company uses wastepaper in making a large portion of its consumer and away-from-home tissue products in both North America and Europe, as well as in making its coated recycled paperboard for folding cartons and in certain communications papers. The Company believes that its use of wastepaper gives it a cost advantage over other tissue-producing competitors. The Company has developed a network for obtaining deinked and other grades of wastepaper.

        Pulpwood and woodchips used in Fort James' pulp mills are primarily obtained from leased lands, lands covered by long-term cutting rights agreements, pulpwood and woodchip supply contracts and open market purchases. All of the timberlands controlled by Fort James are managed on a sustained-yield basis, and the rate of harvesting is generally equal to or less than the average growth rate. Fort James presently has controlled access to the timber supply from a total of approximately 1.8 million acres of timberland. The majority of this acreage is located in Canada.

        Fort James also purchases bleached paperboard from outside vendors for use in folding cartons, plates and cups. Fort James produces approximately three-quarters of its bleached paperboard needs at its Naheola, Alabama mill. The balance of the Company's requirements is purchased from outside bleached producers, over two-thirds of which is acquired pursuant to long-term contracts with prices that are at or below prevailing market prices.

     Fort James purchases a significant amount of polystyrene and polypropylene plastic resins, which are utilized in the production of tabletop products including plastic cups and other containers; lids for plastic and paper containers; and plastic cutlery. The Company purchases plastic resins pursuant to negotiated arrangements with a variety of suppliers.


TRADEMARKS AND PATENTS

        Fort James has a number of trademarks and trade names registered domestically and in certain foreign countries under which it conducts its business. Trademarks include, among others, QUILTED NORTHERN, BRAWNY, MARDI GRAS, VANITY FAIR, SOFT'N GENTLE, VANIA, DIXIE, SUPERWARE, SO-DRI, GREEN FOREST, LOTUS, COLHOGAR, TENDERLY, ENVISION, PREFERENCE, DIXIE/MARATHON, QUILT-RAP, QWIK-CRISP, MICRO-RITE, EUREKA!, and WORD PRO. The Company considers its trademarks, in the aggregate, to be material to its business, and consequently, seeks trademark protection by all available means. The Company also has a variety of material patents and licenses related to its business. While, in the aggregate, the foregoing patents and licenses are of material importance to Fort James' business, the Company believes the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on its operations.

SEASONAL BUSINESS

        While seasonal variation in demand is not a major factor in the Company's business, the first and fourth quarters of the year are generally the lowest in net sales and operating income. Net sales and profit margins in the Dixie business are generally higher in the spring and summer (second and third quarters) compared to the winter (fourth and first quarters) due to the seasonal volume strength of the retail DIXIE paper cup and plate business during the summer months. In addition, the away-from-home tissue portion of the North American and European Tissue businesses generally experience lower sales volumes in the fourth quarter, when many industrial customers are on extended holiday shutdowns. Profit margins for the Company have also historically been lower in the first and fourth quarters because of holiday, vacation and maintenance shutdowns and higher seasonal energy costs.

CUSTOMERS

        For 1998, sales to Fort James' five largest customers in the aggregate accounted for approximately 13% of consolidated net sales. Sales to the five largest Tissue - North America customers accounted for approximately 22% of its sales, sales to the five largest Tissue - Europe customers accounted for approximately 27% of its sales; sales to the five largest Dixie customers accounted for approximately 9% of its sales; sales to the five largest Packaging customers accounted for approximately 27% of its sales; and sales to the five largest Communications Papers and Fiber customers accounted for approximately 29% of its sales. There were no individual customers, however, to which sales exceeded 10% of Fort James' consolidated net sales. Though the loss of a single customer may be significant to an individual segment, the Company believes that such loss would not have a long-term material adverse effect on its consolidated financial condition.

ORDER BACKLOG

        In the Tissue-North America, Tissue-Europe, Dixie, and Packaging businesses, the Company maintains product inventories to meet delivery requirements of its customers; therefore, the backlog of customer orders for these segments is not significant. In the Communications Papers business, the Company's backlogs were generally 5 to 25 days as of December 27, 1998 and 10 to 30 days as of December 28, 1997. Order backlog does not vary substantially on a seasonal basis.

COMPETITION

        Fort James experiences intense competition in both North America and Europe. Fort James' competitors include a number of large diversified paper and consumer products companies, such as The Procter & Gamble Company, Kimberly-Clark Corporation and Georgia-Pacific Corporation and large European companies such as Svenska Cellulosa Aktiebolaget (SCA). Fort James also competes with smaller low-cost regional producers that seek to displace the Company's private label products mainly through price competition. The Company competes on the basis of price, product quality and performance, product development effectiveness, service, and sales and distribution support. Aggressive competitive pricing actions, which may become more intense due to changing industry conditions, could reduce revenues and adversely affect the Company's operating results or financial condition. Increased marketing expenditures by manufacturers of competing branded products could prompt the Company to increase its advertising or promotional expenditures for key branded products. Markets for consumer products are generally regional or national, with limited imports and exports, due to the high bulk and low density of these products, as well as brand recognition factors. Markets for communications papers, however, can be affected by increased imports from Europe, Asia and Latin America.

RESEARCH AND DEVELOPMENT

        Fort James' major research and development facilities are located in Neenah, Wisconsin and Kunheim, France and its engineering centers are located in Green Bay, Wisconsin; Kalamazoo, Michigan; and Kunheim, France. The primary efforts at these facilities are to improve existing products, develop new processes and products, improve product quality and process control, and provide technical assistance in adhering to regulatory standards. In addition, emphasis is placed upon expanding the Company's capability to deink a broader range of wastepaper grades and upon improving environmental processes.

ENVIRONMENTAL MATTERS

        Like its competitors, Fort James is subject to extensive regulation by various federal, state, provincial, and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment, as well as require the Company to obtain and operate in compliance with the conditions of permits and other governmental authorizations. Future regulations could materially increase the Company's capital requirements and certain operating expenses in future years.

        Fort James has made and will continue to make substantial capital investments and operating expenditures, as well as production adjustments, to comply with increasingly stringent standards for air, water, and solid and hazardous waste regulations. During 1998, capital expenditures totaling approximately $31 million were made by Fort James for pollution control facilities and equipment. Capital expenditures for such purposes on existing facilities are also estimated to be approximately $30 million for 1999. Estimates of costs for future environmental compliance are necessarily imprecise due to, among other things, the continuing emergence of new environmental laws and regulations and environmental control or process technology developments. While the Company believes that its environmental control costs are likely to increase as environmental regulations become broader and more stringent, Fort James is unable to predict the amount or timing of such increases. Such future regulations could materially increase the Company's capital requirements in future years.

     Fort James, along with others, has been identified as a potentially responsible party ("PRP") at various U.S. Environmental Protection Agency ("EPA") designated superfund sites and is involved in remedial investigations and actions under federal and state laws. Among these sites, the Company, along with six other current and former operators of pulp and paper facilities, has been identified as a PRP by the U.S. Fish and Wildlife Service and other state and federal agencies, including the EPA, and tribal entities, regarding contamination of the lower Fox River by hazardous substances. These agencies and tribes seek sediment restoration and natural resources damages. In February 1999, the Wisconsin Department of Natural Resources (the "WDNR") released a draft remedial investigation/feasibility study for public comment, which provides sediment restoration alternatives for the Fox River. While the draft study did not advocate any specific alternative or combination of alternatives, the estimated total costs provided in the draft study ranged from zero for 'no action' to approximately $720 million, depending on the alternative or combination of alternatives selected. Public comments on the draft report must be submitted by April 12, 1999. The Company is reviewing the draft study and intends to submit its comments prior to that deadline. After consideration of the public comments, the draft report may be revised to add to, delete from or amend the list of potential sediment restoration alternatives. The WDNR and EPA will then propose a particular alternative for further public comment. The sediment restoration alternative or alternatives which may be proposed or ultimately selected by the state and federal agencies, is unknown at this time. After the alternative is selected, further changes may occur as a result of discussions among the PRP's and the state and federal agencies concerning resolution of government claims. The Company believes that its share of the restoration costs for the Fox River will not have a material adverse impact on its consolidated financial position but could have a material effect on consolidated results of operations in a given year.

        It is the Company's policy to accrue remediation costs on an undiscounted basis when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. Fort James' accrued environmental liabilities, including remediation and landfill closure costs, totaled $54.1 million as of December 27, 1998 and $55.4 million as of December 28, 1997. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The accruals do not reflect any possible future insurance recoveries. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position but could have a material effect on consolidated results of operations in a given year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

        Further information pertaining to hazardous substance cleanup, accrued environmental liabilities and other environmental matters affecting the Company is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters" and Note 13 of Notes to Consolidated Financial Statements in the 1998 Annual Report, which information is incorporated herein by reference.

YEAR 2000 DATE CONVERSION

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000" on pages 30 through 32 of the 1998 Annual Report, which information is incorporated herein by reference.

PERSONNEL

        Fort James currently employs approximately 27,500 people. Contracts covering approximately 3,000 domestic and Canadian employees are scheduled for renegotiation in 1999.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        Financial information regarding the Company's domestic and foreign operations is included in Note 14 of Notes to Consolidated Financial Statements in the 1998 Annual Report, which information is incorporated herein by reference. International operations are generally characterized by the same conditions discussed in the narrative description of business and may also be affected by additional elements including changing currency values and different rates of inflation and economic growth. The effects of these additional elements are more significant in the Tissue-Europe business, which includes substantially all of the Company's international business.

                               ITEM 2. PROPERTIES

        The pulp and papermaking facilities of Fort James, the number of paper or paperboard machines, and the principal types of products produced at each facility are as follows:

Facility Locations (A)                         Machines       Principal Products
----------------------                         --------       ------------------
Tissue-North America:
--------------------
       Pennington, Alabama (Naheola) (B)           5          Tissue
       Savannah, Georgia (C)                       5          Tissue
       Old Town, Maine (B)                         2          Tissue
       Muskogee, Oklahoma (C)                      5          Tissue
       Halsey, Oregon (C)                          2          Tissue
       Clatskanie, Oregon (Wauna) (B)              3          Tissue
       Camas, Washington (B)                       6          Tissue
       Green Bay, Wisconsin (East) (C)             6          Tissue
       Green Bay, Wisconsin (West) (C)            11          Tissue

Tissue-Europe:
-------------
       Nokia, Finland (C)                          3          Tissue
       Gien, France                                3          Tissue
       Louviers (Hondouville), France (E)          2          Tissue
       Muntzenheim (Kunheim), France               2          Tissue
       Patras (Achaia), Greece                     1          Tissue
       Castelnuovo, Italy                          1          Tissue
       Potenza (Avigliano), Italy                  1          Tissue
       Cuijk, Netherlands (E)                      2          Tissue
       Allo, Spain                                 2          Tissue
       Karamursel, Turkey (F)                      2          Tissue
       Ramsbottom, U.K.                            3          Tissue
       Mid-Glamorgan (Bridgend), U.K. (C)          3          Tissue
       Larne, U.K. (C)                             2          Tissue
       North Sheffield (Oughtibridge), U.K. (C)    2          Tissue

Packaging:
---------
       Pennington, Alabama (Naheola) (B)           2          Bleached paperboard
       Kalamazoo, Michigan (C)                     2          Recycled paperboard

Communications Papers and Fiber:
-------------------------------
       Clatskanie, Oregon (Wauna) (B)(D)           2          Uncoated groundwood & freesheet
       Camas, Washington (B)                       6          Uncoated freesheet
       Marathon, Canada                            -          Kraft pulp
                                                 ---
Total                                             86
                                                 ===

(A) The locations listed for Fort James' consolidated subsidiaries are held in fee by the Company.
(B) Includes one kraft/chemical pulp facility.
(C) Includes one deinked/secondary fiber facility.
(D) Includes one groundwood/mechanical pulp facility.
(E) Includes two deinked/secondary fiber facilities.
(F) Unconsolidated subsidiary.

        Fort James' network of manufacturing facilities provide annual virgin and recycled pulp capacity of approximately 4.1 million tons and annual paper and paperboard capacity of approximately 4.7 million tons. The Company believes that its production facilities are suitable for their purposes and are adequate to support their businesses. The extent of utilization of individual facilities varies. During 1998, Fort James' paper and paperboard mills generally had production levels of more than 90% of capacity.

        Fort James also operates converting plants which perform a variety of converting operations. These converting plants (excluding converting operations which may be performed at pulp and papermaking facilities already listed above) are summarized as follows:

                                                                 Number of Converting Plants
                                                                 ---------------------------
Principal Products                                             Domestic  International    Total
------------------                                             --------  -------------    -----
Tissue and other converting...............................         -           12           12
Paper and plastic foodservice products....................         8            3           11
Folding cartons and other packaging.......................        13            1           14
                                                                  --            -           --
        Total.............................................        21           16           37
                                                                  ==           ==           ==

        Fort James' manufacturing and converting facilities are complemented by an integrated network of sales offices and distribution terminals. The Company also operates a warehouse and terminal service that provides freight interchange and other services in the Pacific Northwest.


                            ITEM 3. LEGAL PROCEEDINGS

        Other than the Fox River proceedings discussed under the heading "Environmental Matters" on pages 9 and 10 of Part I of this Form 10-K Annual Report and the information set forth in Note 13 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report, which information is incorporated herein by reference, the Company is not involved in any litigation the outcome of which management believes would have a material adverse effect on the Company's results of operations, financial condition or competitive position.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the last quarter of 1998.



                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is listed on the New York Stock Exchange. Information with respect to quarterly high and low sales prices for Fort James' common stock, quarterly dividends and other quarterly information related to common shares is contained in Note 16 of Notes to Consolidated Financial Statements in the 1998 Annual Report, which information is incorporated herein by reference. The payment of dividends and the amounts thereof will be dependent upon Fort James' earnings, financial position, cash requirements and other relevant factors. Common shares of the Company reserved for issuance are described in Note 10 of Notes to Consolidated Financial Statements in the 1998 Annual Report, which information is incorporated herein by reference. In addition, covenants of certain of the Company's senior note agreements impose restrictions on the amount of net worth which, in turn, may limit the funds available for the payment of dividends; these covenants are discussed in Note 8 of Notes to Consolidated Financial Statements in the 1998 Annual Report, which information is incorporated herein by reference. On February 24, 1999, there were approximately 11,000 shareholders of record of the Company's common stock.


                         ITEM 6. SELECTED FINANCIAL DATA

        See Selected Financial Data on page 62 of the 1998 Annual Report, which information for fiscal years 1994 through 1998 is incorporated herein by reference. The Merger was accounted for as a pooling-of-interests; accordingly, the Company's consolidated financial data has been restated for all periods prior to the business combination to include the combined results of James River and Fort Howard. For all other acquisitions, the data presented for each period reflects operations acquired from the respective acquisition dates. Acquisitions, dispositions and other transactions from 1996 through 1998 are described in Note 2 of Notes to Consolidated Financial Statements in the 1998 Annual Report, which information is incorporated herein by reference.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 35 of the 1998 Annual Report, which information is incorporated herein by reference.


      ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financing Activities" on pages 28 through 29 of the 1998 Annual Report, which information is incorporated herein by reference.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the consolidated financial statements and selected quarterly financial information, under the headings "Consolidated Statements of Operations and Comprehensive Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Changes in Capital Accounts" and "Notes to Consolidated Financial Statements" on pages 36 through 60 of the 1998 Annual Report, which information is incorporated herein by reference.


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


                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information with respect to the Company's Directors, see "Information on Nominees" on pages 3 and 4 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 19 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1999 (the "1999 Proxy Statement"), which information is incorporated herein by reference.


        The following table reflects the name, age, length of service as an officer of Fort James, and current position for each of the current executive officers of the Company. Previous positions and areas of responsibility over the past five years are included in "Executive Officers" on pages 64 and 65 of the 1998 Annual Report, which information is incorporated herein by reference. Each officer is elected by the Board of Directors to serve a one-year term. There is no family relationship between any of these officers or between any such officer and any director of the Company; nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                    Calendar
                                    Year First
                                    Elected as
Name                          Age   an Officer     Current Position
----                          ---   ----------     ----------------
Miles L. Marsh                51    1995           Chairman of the Board of Directors,
                                                   Chief Executive Officer, President


Clifford A. Cutchins, IV      50    1990           Senior Vice President, General Counsel,
                                                   Corporate Secretary

Francis J. Florido            50    1998           President, North American Consumer Products

Daniel J. Girvan              50    1993           Senior Vice President, Human Resources and Administration

Alan R. Guibord               52    1998           Vice President and Chief Information Officer

Ernst A. Haberli              50    1996           Executive Vice President and Chief Financial Officer

George F. Hartmann, Jr.       56    1998           Senior Vice President, Sales - North American Commercial Business

Gary Kurlancheek              45    1998           Vice President, Marketing

R. Michael Lempke             46    1997           Senior Vice President and Treasurer

John F. Lundgren              47    1995           President, European Consumer Products

Daniel J. McCarty             47    1998           President, North American Commercial Business

Joseph W. McGarr              47    1996           Senior Vice President, Planning and Strategy

Andrei A. Mikhalevsky         44    1998           Senior Vice President, Sales - North American Consumer Products

Joe R. Neil                   60    1996           President, Communications Papers

William A. Paterson           55    1996           Senior Vice President and Controller

William Schultz               37    1998           Executive Vice President, Dixie

B. Gregory Stroh              51    1997           President, North America Towel and Tissue
                                                   Operations & Logistics and Packaging


                         ITEM 11. EXECUTIVE COMPENSATION

        See "Compensation of Directors" on pages 4 and 5, "Executive Compensation" on pages 8 through 15, and "Performance Graph" on page 16, of the Company's 1999 Proxy Statement, which information is incorporated herein by reference.


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        See "Stock Ownership of Directors and Executive Officers" and "Principal Shareholders" on pages 6 and 7, respectively, of the Company's 1999 Proxy Statement, which information is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See "Information on Nominees" on pages 3 and 4 of the Company's 1999 Proxy Statement, which information is incorporated herein by reference.


                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

1)      FINANCIAL STATEMENTS:


      The Consolidated Financial Statements of Fort James Corporation, the Notes to Consolidated Financial Statements, and the Report of Independent Accountants listed below are incorporated herein by reference from pages 36 through 61 of the Company's 1998 Annual Report. With the exception of the aforementioned information and the information incorporated by reference in numbered Items 1, 3, 5, 6, 7, 7a, 8, and 10, no other data appearing in the 1998 Annual Report is deemed to be "filed" as part of this Form 10-K Annual Report.


      "Consolidated Statements of Operations and Comprehensive Income" for each of the three fiscal years in the period ended December 27, 1998 (see page 36 of the 1998 Annual Report)

      "Consolidated Balance Sheets" as of December 27, 1998 and December 28, 1997 (see page 37 of the 1998 Annual Report)

      "Consolidated Statements of Cash Flows" for each of the three fiscal years in the period ended December 27, 1998 (see page 38 of the 1998 Annual Report)

      "Consolidated Statements of Changes in Capital Accounts" for each of the three fiscal years in the period ended December 27, 1998 (see page 39 of the 1998 Annual Report)

      "Notes to Consolidated Financial Statements" (see pages 40 through 60 of the 1998 Annual Report)

      "Report of Independent Accountants" with respect to the financial statements listed above (see page 61 of the 1998 Annual Report)

2)      FINANCIAL STATEMENT SCHEDULES:


       Report of Independent Accountants


       The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in the 1998 Annual Report to Shareholders.

               Schedule II   Valuation and Qualifying Accounts

       All other schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.

3)      EXHIBITS:

       Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The Exhibits identified with an asterisk (*) are management contracts or compensatory plans available to certain key employees or directors.

Exhibit
Number                              Description                                        Section
------                              -----------                                        -------
3(a)      Articles of Amendment to the Amended and Restated Articles of
          Incorporation as of August 13, 1997 (incorporated by reference to
          Exhibit 3(d) to the Company's Quarterly Report on Form 10-Q for the
          quarter ended September 28, 1997).

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

3(d)      Amended and Restated Bylaws of Fort James Corporation as of April 23,
          1998 (incorporated by reference to Exhibit 3(a) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

4(a)      Rights Agreement dated February 26, 1999, between Fort James
          Corporation and Norwest Bank of Minnesota, N.A., as Rights Agent
          (incorporated by reference to Exhibit 4 to the Company's Form 8A-12B dated February 26, 1999).

4(b)      Fort James Corporation $2,500,000,000 Credit Agreement dated as of
          August 13, 1997, amended and restated as of October 31, 1997
          (incorporated by reference to Exhibit 10(g) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 28, 1997).

4(c) In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, various other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed because the total amount of securities authorized and outstanding under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

10(a)*    James River Corporation of Virginia Deferred Compensation Plan for
          Outside Directors, amended and restated effective as of July 1, 1989
          (incorporated by reference to Exhibit 10(c) to the Company's Annual
          Report on Form 10-K for the year ended April 30, 1989).

10(b)* Fort James Corporation Stock Option Plan for Outside Directors, amended and restated February 18, 1999, filed herewith.

10(c)* James River Corporation of Virginia Director Stock Ownership Plan, effective April 25, 1996 (incorporated by reference to Exhibit B to the Company's Proxy Statement dated March 13, 1996).

10(d)*    James River Corporation of Virginia 1987 Stock Option Plan, 1993
          Amendment and Restatement, effective as of December 16, 1993
          (incorporated by reference to Exhibit 10(j) to the Company's Annual
          Report on Form 10-K for the year ended December 26, 1993).

10(e)*    Fort James Corporation 1996 Stock Incentive Plan, effective April 25,
          1996 (incorporated by reference to Exhibit 99.1 to the Company's
          Registration Statement on Form S-8 (No. 333-02217) filed April 3,
          1996).

10(f)* Amendment to Fort James Corporation 1996 Stock Incentive Plan, dated as of August 12, 1997 (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (No. 333-35013) filed
          September 5, 1997).

10(g)*    James River Corporation of Virginia Supplemental Deferral Plan, 1993
          Amendment and Restatement, effective as of January 1, 1994
          (incorporated by reference to Exhibit 10(m) to the Company's Annual
          Report on Form 10-K for the year ended December 26, 1993).

10(h)* James River Corporation of Virginia Management Incentive Plan, effective as of January 25, 1996 (incorporated by reference to Exhibit
          10(l) to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1995).

10(i)*    Fort James Corporation MIP Bonus Deferral Plan effective as of
          September 1, 1998 (incorporated by reference to Exhibit 99.1 to the
          Company's filing of Form S-8 dated November 8, 1998).

10(j)* James River Corporation of Virginia Supplemental Benefit Plan, amended and restated effective June 1, 1991 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 29, 1991).

10(k)*    1994 Amendment to the James River Corporation of Virginia Supplemental
          Benefit Plan, dated March 1, 1994 (incorporated by reference to
          Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 25, 1994).

10(l)*    Fort James Corporation Supplemental Retirement Plan for Miles L.
          Marsh, (incorporated by reference to Exhibit 10 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 28, 1998).

10(m)* Form of Employment Agreement between the Registrant and executive officers of the Registrant (incorporated by reference to Exhibit 10.6 to the Company's filing of Form S-4 dated June 26, 1997).

10(n)* Separation Agreement and Mutual Release between Fort James Corporation and Michael T. Riordan (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June
          28, 1998).

10(o)* Separation Agreement and Mutual Release between Fort James Corporation and James K. Goodwin (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 27, 1998).

10(p)*    Separation Agreement between Fort James Operating Company and Timothy
          G. Reilly, filed herewith.

10(q)*    Separation Agreement between Fort James Operating Company and John F.
          Rowley, filed herewith.

12        Computation of Ratio of Earnings to Fixed Charges, filed herewith.           E-1

13        Certain sections of the Fort James Corporation Annual report to
          Shareholders for the year ended December 27, 1998, filed herewith.           E-2

21        Subsidiaries of the Company as of December 27, 1998, filed herewith.         E-3

23        Consent of Independent Accountants, filed herewith.                          E-4

27        Financial Data Schedules for the year ended December 27, 1998 (filed
          electronically only).                                                        E-5

(B) REPORTS ON FORM 8-K:

        The Company filed no Current Reports on Form 8-K during the last quarter of 1998 and subsequent thereto.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Signature and Title
                                                -------------------

                                              FORT JAMES CORPORATION
                                  ----------------------------------------------
                                                    Registrant


Date: March 19, 1999                         By: /s/ ERNST A. HABERLI
                                  ----------------------------------------------
                                                 Ernst A. Haberli
                                        Executive Vice President and Chief
                                                 Financial Officer
                                           (Principal Financial Officer)


Date: March 19, 1999                        By: /s/ WILLIAM A. PATERSON
                                  ----------------------------------------------
                                                William A. Paterson
                                       Senior Vice President and Controller
                                          (Principal Accounting Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                 Signature and Title
                                                 -------------------

Date: March 19, 1999                           By: /s/ MILES L. MARSH
                                   ---------------------------------------------
                                                   Miles L. Marsh
                                                    Chairman and
                                               Chief Executive Officer


Date: March 19, 1999                          By: /s/ ERNST A. HABERLI
                                   ---------------------------------------------
                                                  Ernst A. Haberli
                                         Executive Vice President and Chief
                                                  Financial Officer
                                            (Principal Financial Officer)


Date: March 19, 1999                         By: /s/ WILLIAM A. PATERSON
                                   ---------------------------------------------
                                                 William A. Paterson
                                        Senior Vice President and Controller
                                           (Principal Accounting Officer)


        Pursuant to General Instruction D to Form 10-K, this report has been signed below by a majority of the Board of Directors:



/s/            BARBARA L. BOWLES                         March 19, 1999
------- --------------------------------------
               Barbara L. Bowles


/s/            WILLIAM T. BURGIN                         March 19, 1999
------- --------------------------------------
               William T. Burgin


/s/           DR. JAMES L. BURKE                         March 19, 1999
------- --------------------------------------
              Dr. James L. Burke


/s/           WORLEY H. CLARK, JR                        March 19, 1999
------- --------------------------------------
             Worley H. Clark, Jr.

/s/            GARY P. COUGHLAN                          March 19, 1999
------- --------------------------------------
               Gary P. Coughlan


/s/            WILLIAM V. DANIEL                         March 19, 1999
------- --------------------------------------
               William V. Daniel


/s/            ERNST A. HABERLI                          March 19, 1999
------- --------------------------------------
               Ernst A. Haberli


/s/             MILES L. MARSH                           March 19, 1999
------- --------------------------------------
                Miles L. Marsh


/s/            ROBERT M. O'NEIL                          March 15, 1999
------- --------------------------------------
               Robert M. O'Neil


/s/            RICHARD L. SHARP                          March 19, 1999
------- --------------------------------------
               Richard L. Sharp


/s/          ANNE MARIE WHITTEMORE                       March 19, 1999
------- --------------------------------------
             Anne Marie Whittemore

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Fort James Corporation

Our report on the consolidated financial statements of Fort James Corporation as of December 27, 1998 and December 28, 1997 and for each of the three fiscal years in the period ended December 27, 1998, has been incorporated by reference in this Form 10-K from page 61 of the 1998 Annual Report to Shareholders of Fort James Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14
(a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                /s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 4, 1999

                                   SCHEDULE II

                     FORT JAMES CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED DECEMBER 27, 1998, DECEMBER 28, 1997, AND DECEMBER 29, 1996
                                  (IN MILLIONS)


                            BALANCE AT   CHARGED TO   CHARGED                BALANCE AT
                             BEGINNING    COSTS AND   TO OTHER      CASH       END OF
DESCRIPTION                  OF PERIOD    EXPENSES    ACCOUNTS (a) PAYMENTS     PERIOD
---------------------------------------------------------------------------------------
December 27, 1998:
    Restructure accrual      $   263.2   $   (37.3) $   (61.3)    $ (85.0)   $   79.6

December 28, 1997:
    Restructure accrual
                                    -        263.2         -           -        263.2

December 29, 1996:
    Restructure accrual
                                    -           -          -           -           -
=======================================================================================

(a) Reclassifications to more appropriately reflect the carrying amounts of assets and liabilities in the balance sheet