Form 10-Q
period 1999-03-28
FORT JAMES CORP
filed 1999-04-22
CIK 53117

2
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended: March 28, 1999              Commission File Number: 1-7911
  ---------------------------------              ----------------------------

                             FORT JAMES CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)


Virginia                                     54-0848173
----------                                   ----------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)


1650 Lake Cook Road, Deerfield, IL           60015-4753
----------------------------------           ----------
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

         Number of shares of $.10 par value common stock outstanding as of April 15, 1999:

                               220,757,178 shares

                             FORT JAMES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                 March 28, 1999


                                TABLE OF CONTENTS

                                                                   Page No.
PART I.  FINANCIAL INFORMATION:

ITEM 1.     Financial Statements:

            Consolidated Balance Sheets as
             of March 28, 1999 and December 27, 1998                  3

            Consolidated Statements of Operations for
             the quarters ended  March 28, 1999
             and March 29, 1998                                       4

            Consolidated Statements of Cash Flows for
             the quarters ended March 28, 1999
             and March 29, 1998                                       5

            Notes to Consolidated Financial Statements                6

ITEM 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     10

ITEM 3.     Quantitative and Qualitative Disclosures
             About Market Risk                                       15


PART II.  OTHER INFORMATION:

ITEM 1.     Legal Proceedings                                        15

ITEM 2.     Changes in Securities                                    15

ITEM 3.     Defaults Upon Senior Securities                          15

ITEM 4.     Submission of Matters to a Vote of Security Holders      15

ITEM 5.     Other Information                                        15

ITEM 6.     Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                           16

PART I.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

                             FORT JAMES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      March 28, 1999 and December 27, 1998


                                                        March          December
(in millions, except share data)                         1999              1998
--------------------------------------------------------------------------------
Assets:
Current assets:
   Cash and cash equivalents                           $    5.2       $     5.3
   Accounts receivable                                    917.6           891.5
   Inventories                                            889.9           869.5
   Deferred income taxes                                  146.7           162.7
   Prepaid expenses and other current assets               29.0            25.1
--------------------------------------------------------------------------------
    Total current assets                                1,988.4         1,954.1
--------------------------------------------------------------------------------
Property, plant and equipment                           8,058.8         8,158.2
Accumulated depreciation                               (3,548.4)       (3,503.9)
--------------------------------------------------------------------------------
   Net property, plant and equipment                    4,510.4         4,654.3
Goodwill                                                  587.9           628.7
Other assets                                              567.9           555.2
--------------------------------------------------------------------------------
    Total assets                                      $ 7,654.6        $7,792.3
================================================================================
Liabilities and Shareholders' Equity:
Current liabilities:
   Accounts payable                                   $   636.3        $  702.8
   Accrued liabilities                                    613.8           672.5
   Current portion of long-term debt                      236.4           240.0
--------------------------------------------------------------------------------
    Total current liabilities                           1,486.5         1,615.3
--------------------------------------------------------------------------------
Long-term debt                                          3,690.6         3,647.2
Deferred income taxes                                     741.3           756.5
Accrued postretirement benefits other than pensions       454.2           458.8
Other long-term liabilities                               253.9           263.1
--------------------------------------------------------------------------------
    Total liabilities                                   6,626.5         6,740.9
--------------------------------------------------------------------------------
Common stock, $.10 par value, 500.0 million shares
     authorized; 220.7 million shares
     outstanding at March 28, 1999
     and 220.5 million at December 27, 1998                22.1            22.1
Additional paid-in capital                              3,218.0         3,215.6
Accumulated comprehensive loss                           (179.1)          (88.8)
Accumulated deficit                                    (2,032.9)       (2,097.5)
--------------------------------------------------------------------------------
    Total shareholders' equity                          1,028.1         1,051.4
--------------------------------------------------------------------------------
    Total liabilities and shareholders' equity        $ 7,654.6        $7,792.3
================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Quarters Ended March 28, 1999 and March 29, 1998

(in millions, except per share amounts)                         1999       1998
--------------------------------------------------------------------------------
Net sales                                                   1,790.3   $1,795.6
Cost of goods sold                                          1,237.4    1,243.1
Selling and administrative expenses                           302.8      283.8
Restructure and other unusual items                               -        7.5
--------------------------------------------------------------------------------
   Income from operations                                     250.1      261.2

Interest expense                                              (68.1)     (75.0)
Other income, net                                               3.7        8.8
--------------------------------------------------------------------------------
   Income before income taxes, extraordinary item, and
     cumulative effect of a change in accounting principle    185.7      195.0

Income tax expense                                            (63.7)     (77.4)
--------------------------------------------------------------------------------
   Income before extraordinary item and
    cumulative effect of a change in accounting principle     122.0      117.6
Extraordinary loss on early extinguishment
 of debt, net of taxes                                         (2.2)      (2.6)
Cumulative effect of a change in
 accounting principle, net of taxes                           (22.1)         -
--------------------------------------------------------------------------------
   Net income                                                  97.7      115.0

Preferred dividend requirements                                   -       (5.2)
--------------------------------------------------------------------------------
   Net income available to common stockholders               $ 97.7    $ 109.8
================================================================================
Basic earnings per share:
   Income before extraordinary item
     and the cumulative effect of
     a change in accounting principle                         $ 0.56     $ 0.54
   Extraordinary loss on early extinguishment of debt          (0.01)     (0.01)
   Cumulative effect of a change in accounting principle       (0.10)         -
--------------------------------------------------------------------------------
      Net income                                              $ 0.45     $ 0.53
--------------------------------------------------------------------------------
Weighted average common shares outstanding                    219.5      208.5
================================================================================
Diluted earnings per share:
   Income before extraordinary item and the
     cumulative effect of a change in accounting principle    $ 0.55     $ 0.53
   Extraordinary loss on early extinguishment of debt          (0.01)     (0.01)
   Cumulative effect of a change in accounting principle       (0.10)         -
--------------------------------------------------------------------------------
      Net income                                              $ 0.44     $ 0.52
--------------------------------------------------------------------------------
Weighted average common shares and
   common share equivalents outstanding                        220.4      210.9
================================================================================

Cash dividends per common share                                 0.15     $ 0.15
================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Quarters Ended March 28, 1999 and March 29, 1998

(in millions)                                                   1999       1998
--------------------------------------------------------------------------------
Cash provided by (used for) operating activities:
  Net income                                                  $ 97.7     $115.0
  Depreciation expense                                         120.6      114.1
  Amortization of goodwill                                       4.9        4.8
  Deferred income tax provision                                 22.2       49.2
  Restructure and other unusual items                              -        1.2
  Loss on early extinguishment of debt, net of taxes             2.2        2.6
  Cumulative effect of a change in accounting
     principle, net of taxes                                    22.1          -
  Change in current assets and liabilities:
     Accounts receivable                                       (60.5)     (44.2)
     Inventories                                               (30.2)     (21.2)
     Prepaid expenses and other current assets                  (4.4)      (4.8)
     Accounts payable and accrued liabilities                  (73.6)     (95.1)
  Other, net                                                   (30.6)     (11.6)
--------------------------------------------------------------------------------

      Cash provided by operating activities                     70.4      110.0
--------------------------------------------------------------------------------
Cash provided by (used for) investing activities:
  Expenditures for property, plant and equipment              (106.9)     (97.4)
  Proceeds from sale of assets                                     -        4.4
  Other, net                                                     0.1       (2.5)
--------------------------------------------------------------------------------

      Cash used for investing activities                      (106.8)     (95.5)
--------------------------------------------------------------------------------
Cash provided by (used for) financing activities:
  Additions to long-term debt                                    0.5      306.9
  Payments of long-term debt                                   (73.6)     (75.3)
  Net increase (decrease) in revolving debt                    144.1     (231.5)
  Common and preferred stock cash dividends paid               (33.0)     (37.3)
  Proceeds from exercise of stock options                        2.4       15.6
  Other, net                                                    (4.1)      (4.8)
--------------------------------------------------------------------------------

      Cash provided by (used for) financing activities          36.3      (26.4)
--------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                (0.1)     (11.9)
Cash and cash equivalents, beginning of period                   5.3       33.6
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                       $ 5.2     $ 21.7
================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies
         -------------------------------

   Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated financial statements of Fort James Corporation ("Fort James" or "the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 28, 1999 and its results of operations and cash flows for the quarters ended March 28, 1999 and March 29, 1998. The balance sheet as of December 27, 1998 was derived from audited financial statements as of that date. The results of operations for the quarter ended March 28, 1999 are not necessarily indicative of the results to be expected for the full year.

     Certain  amounts  in  the  financial  statements  and  supporting  footnote
disclosures   have  been   reclassified   to  conform  to  the  current   year's
classification.

   Prospective Accounting Pronouncements:

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires the recognition of all derivatives in the statement of financial position as either assets or liabilities and their measurement at fair value. Depending upon the nature of the derivative, changes in fair value are either recognized in other comprehensive income or in earnings. The Company has not determined what impact, if any, Statement No. 133 will have on the Company's results of operations or financial position. Statement No. 133 is effective for fiscal years beginning after June 15, 1999.

2.       Change in Accounting Policy
         ---------------------------

     The Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" which requires that start-up and organization costs be expensed as incurred as of the beginning of 1999. The change in accounting policy has been applied retroactively to unamortized start-up costs capitalized in prior years. As a result, a charge of $34.1 million ($22.1 million after taxes or $0.10 per diluted share) was recorded as a cumulative effect of a change in accounting principle in the current quarter.

3.       Inventories
         -----------

     The components of inventories were as follows as of March 28, 1999 and December 27, 1998:

                                                             March     December
(in millions)                                                 1999         1998
--------------------------------------------------------------------------------
Raw materials                                              $ 169.1      $ 185.4
Finished goods and work in process                           579.8        558.2
Stores and supplies                                          170.2        170.9
--------------------------------------------------------------------------------
                                                             919.1        914.5
Reduction to state certain inventories
      at last-in, first-out cost                             (29.2)       (45.0)
--------------------------------------------------------------------------------
    Total inventories                                      $ 889.9      $ 869.5
================================================================================

4.       Comprehensive Income
         --------------------

     Comprehensive income for the quarters ended March 28, 1999 and March 29, 1998 was $7.4 million and $81.8 million, respectively. The difference between net income and comprehensive income is due to foreign currency translation losses.


5.       Income Taxes
         ------------

     The Company's effective income tax rate was 34.3 percent for the quarter ended March 28, 1999 compared to 39.7 percent for the first quarter of 1998. The difference between the Company's effective income tax rate and the statutory federal income tax rate is primarily due to state and foreign income taxes and the reversal in 1999 of a valuation allowance established in 1998.


6.       Net Income Per Common Share and Common Share Equivalent
         -------------------------------------------------------

     Income and share information used in determining earnings per share for the quarters ended March 28, 1999 and March 29, 1998 were calculated as follows:

                                             1999                    1998
                                     -------------------------------------------
(in millions,
 except per share amounts)            Income      Shares     Income      Shares
--------------------------------------------------------------------------------
Income before extraordinary
 item and cumulative effect
 of a change in accounting principle $ 122.0                $ 117.6
Less:  Preferred stock dividends                               (5.2)
--------------------------------------------------------------------------------
Amounts used to compute
 basic earnings per share              122.0       219.5      112.4       208.5
Effect of dilutive securities:
   Options                                           0.9                    2.4
--------------------------------------------------------------------------------
Amounts used to compute
 diluted earnings per share          $ 122.0       220.4    $ 112.4       210.9
================================================================================

Series K, L and N preferred stocks were antidilutive in the first quarter of 1998.


7.       Commitments and Contingent Liabilities
         --------------------------------------

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

     Fort James, along with others, has been identified as a potentially responsible party ("PRP") at various U.S. Environmental Protection Agency ("EPA") designated superfund sites and is involved in remedial investigations and actions under federal and state laws. Among these sites, the Company, along with six other current and former operators of pulp and paper facilities (collectively, the "Fox River Group"), has been identified as a PRP by the U.S. Fish and Wildlife Service and other state and federal agencies, including the EPA, and tribal entities, regarding contamination of the lower Fox River by hazardous substances. These agencies and tribes seek sediment restoration and natural resources damages. In February 1999, the Wisconsin Department of Natural Resources (the "WDNR") released a draft remedial investigation/feasibility study for public comment, which provides sediment restoration alternatives for the Fox River. While the draft study did not advocate any specific alternative or combination of alternatives, the estimated total costs provided in the draft study ranged from zero for 'no action' to approximately $720 million, depending on the alternative or combination of alternatives selected. The Company has reviewed the draft study and submitted timely comments both individually and in conjunction with the Fox River Group. After consideration of the public comments, the draft report may be revised to add to, delete from or amend the list of potential sediment restoration alternatives. The WDNR and EPA will then propose a particular alternative for further public comment. The sediment restoration alternative or alternatives which may be proposed or ultimately selected by the state and federal agencies, is unknown at this time. After the alternative is selected, further changes may occur as a result of discussions among the PRP's and the state and federal agencies concerning resolution of government claims. The Company believes that its share of the restoration costs for the Fox River will not have a material adverse impact on its consolidated financial position but could have a material effect on consolidated results of operations in a given year.

     The   Company  is  also   participating   in  the  funding  of  a  remedial
investigation/feasibility study of contamination of the Kalamazoo River by hazardous substances.

     It is the Company's policy to accrue remediation costs on an undiscounted basis when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. As of March 28, 1999, Fort James' accrued environmental liabilities, including remediation and landfill closure costs, totaled $52.5 million.

   Litigation:

     In May 1997, the Attorney General of the State of Florida filed a civil action in the United States District Court for the Northern District of Florida at Gainesville (the "Florida District Court"), against the Company and seven other manufacturers of sanitary commercial paper products alleging violations of federal and state antitrust and unfair competition laws. The complaint seeks damages on behalf of the state under Florida law of $1 million against each defendant for each violation, unspecified treble damages and injunctive relief. Three other state attorney generals have brought similar suits which are expected to be consolidated in the Florida District Court. In addition, numerous other filings have been filed in federal courts on behalf of an alleged class of direct purchasers, all seeking similar damages for similar alleged violations. The class actions were consolidated in the Florida District Court, and in July 1998, the Court conditionally certified the class. State class actions also have been filed in certain states, on behalf of an alleged class of indirect purchasers, seeking similar damages for similar alleged violations under state law. The Company believes that these cases are without merit and is vigorously defending both the federal and state actions.

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


8.       Fort James Operating Company

     Fort James Operating Company ("FJOC") is an obligor of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 13 or 15 (d) of the Securities Exchange Act of 1934. In accordance with Staff Accounting Bulletin No. 53, the following condensed financial information for FJOC for the quarters ended March 28, 1999 and March 29, 1998 and as of March 28, 1999 and December 27, 1998 is presented in lieu of consolidated financial statements because the securities are fully and unconditionally guaranteed by Fort James and management has determined that such information is not material to the holders of the securities:


(in millions)                                          1999                1998
--------------------------------------------------------------------------------
Condensed income statement information:
Net sales                                         $ 1,168.9           $ 1,193.4
Gross profit                                          332.8               360.5
Income before extraordinary item and cumulative
    effect of a change in accounting principle         10.4                43.2
Net income (loss)                                      (8.5)               40.6
================================================================================
                                                      March            December
(in millions)                                         1999               1998
--------------------------------------------------------------------------------
Condensed balance sheet information:
Current assets                                   $  1,039.4         $     963.6
Noncurrent assets                                   3,475.6             3,521.9
Current liabilities                                   553.1               694.1
Noncurrent liabilities                              5,313.8             5,130.4
Deficit                                            (1,351.9)           (1,339.0)
================================================================================


9.       Segments
         --------

     Segment sales and income from operations before nonrecurring and other unusual items for the quarters ended March 28, 1999 and March 29, 1998 and total assets as of March 28, 1999 and March 29, 1998 were as follows:

                                                                                            Communi-       Inter-
                                                  Tissue                                     cations      company
                                               North                                      Papers and          and
(in millions)                                America      Europe       Dixie   Packaging       Fiber    Corporate    Total
---------------------------------------------------------------------------------------------------------------------------

Net sales                                    $ 852.0     $ 465.9     $ 175.6     $ 174.6    $ 196.0     $ (73.8)   $1,790.3
Intercompany sales                               0.3           -         0.9        28.5       44.1           -        73.8
Income from operations before
   restructure and other unusual items         194.9        61.1        19.3        10.9      (14.2)      (21.9)      250.1
Total assets                                 2,790.0     2,168.3       402.2       661.8      818.5       813.8     7,654.6
===========================================================================================================================


1998
Net sales                                    $ 841.9     $ 458.0     $ 172.8     $ 180.4    $ 215.5     $ (73.0)   $1,795.6
Intercompany sales                                 -           -         0.9        31.2       40.9           -        73.0
Income from operations before
   restructure and other unusual items         201.0        55.7        17.9        10.3        6.4       (22.6)      268.7
Total assets                                 2,813.1     2,159.6       405.8       666.7      874.6       820.9     7,740.7
===========================================================================================================================


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

                                        1999                     1998
                             ------------------------   ------------------------
(in millions,                                Recur-                     Recur-
except per share data)        Reported       ring(a)     Reported       ring(b)
--------------------------------------------------------------------------------

Net sales                      $1,790.3     $ 1,790.3      $1,795.6    $ 1,795.6
Income from operations            250.1         250.1         261.2        268.7
Net income                         97.7         122.0         115.0        122.2
Diluted earnings per share       $ 0.44        $ 0.55        $ 0.52       $ 0.55
===============================================================================

     (a) Results include an extraordinary charge on the early extinguishment of debt of $3.6 million ($2.2 million after taxes or $0.01 per diluted share) and a charge of $34.1 million ($22.1 million after taxes or $0.10 per diluted share) for the cumulative effect of a change in accounting for start-up costs.

     (b) Results include a pretax charge of $7.5 million ($4.6 million after taxes or $0.02 per diluted share) for merger related integration costs and an extraordinary charge on the early extinguishment of debt of $4.2 million ($2.6 million after taxes or $0.01 per diluted share).

North America - Tissue

(in millions)                               1999           1998       Inc/(Dec)
--------------------------------------------------------------------------------
Net sales                                 $ 852.0        $ 841.9        1.2%
Income from operations                      194.9          201.0       (3.0%)
================================================================================

     Average  selling  prices  in  the   Tissue-North   America   business  were
approximately 1 percent lower than the prior year as higher average retail prices were more than offset by declines in average away-from-home prices.

     Retail tissue sales and operating profits reached record first quarter levels on strong tissue volume and higher average prices. Shipments were more than 4 percent higher than prior year with increases in all product categories. New product launches in the quarter included SOFT 'N GENTLE 1000 count which allows the Company to compete in the extended roll life segment for the first time; and MARDI GRAS Rainbow Pack, a variety pack of four new colors in a 360 count value pack size, which builds on the number one position of MARDI GRAS napkins.

     Away-from-home sales and operating profits declined versus the prior year primarily due to lower average selling prices resulting from highly competitive market conditions. Volume was essentially flat, however, good growth was reported in the Sofpull towel and COMPACT and MICRO-TWIN tissue differentiated product lines. We continue to be encouraged by the success in test markets for the innovative ACCLAIM multi-layer dispenser napkins.


Europe - Tissue

(in millions)                               1999           1998       Inc/(Dec)
--------------------------------------------------------------------------------
Net sales                                 $ 465.9        $ 458.0        1.7%
Income from operations                       61.1           55.7        9.7%
================================================================================

     Excluding  the   estimated   effects  of  foreign   currency   translation,
Tissue-Europe sales would have decreased by 1 percent due to lower average selling prices. Cost reduction benefits and lower raw material prices, partially offset by unfavorable selling prices, were the primary reasons for the profit improvement. The "pure white" kitchen roll line continues to perform well and recorded solid growth across Europe.



Dixie

(in millions)                               1999           1998       Inc/(Dec)
--------------------------------------------------------------------------------
Net sales                                 $ 175.6        $ 172.8        1.6%
Income from operations                       19.3           17.9        7.8%
================================================================================

     The increased Dixie sales were the result of strong retail volume performance. This growth was partially offset by reduced away-from-home volumes resulting from product line rationalization activities and lower average pricing. The profit improvement was driven by cost reduction benefits and the volume growth. Key initiatives which contributed to favorable volume include larger size retail "value packs" and a new away-from-home plastic cutlery "dense pack" which contains twice as much product per case as competitors' loose-filled cutlery.

Packaging

(in millions)                               1999           1998       Inc/(Dec)
--------------------------------------------------------------------------------
Net sales                                 $ 174.6        $ 180.4       (3.2%)
Income from operations                       10.9           10.3        5.8%
================================================================================

     Within the Packaging business, folding carton profits increased almost 50 percent over the comparable prior year quarter due to good progress in controlling costs and higher volumes, especially in the frozen food, cereal, dairy, dry food and personal care categories. New customers, including leading consumer companies in the food and personal care industries, have recently been added. The improvement in folding carton, however, was largely offset by erosion in paperboard earnings caused by softer market pricing.

Communications Papers and Fiber

(in millions)                               1999           1998       Inc/(Dec)
--------------------------------------------------------------------------------
Net sales                                 $ 196.0        $ 215.5       (9.0%)
Income (loss) from operations               (14.2)           6.4        NM
================================================================================
NM - not meaningful

     The decreases in operating profits and sales in the Communications Papers and Fiber businesses were primarily the result of lower uncoated free sheet paper and market pulp prices, partially offset by increased market pulp and wastepaper volumes. During the second quarter, the Communications Papers business announced a new entry in the EUREKA! family - a recycled reprographic product aimed at environmental and cost conscious customers currently buying non-recycled brands.

Financial Condition

     Cash provided by operating activities totaled $70.4 million in the first quarter of 1999, compared with $110.0 million in the prior year. The decrease is primarily due to an increase in working capital. The Company's current ratio was
1.3 as of March 28, 1999, and 1.2 as of December 27, 1998, while working capital increased to $501.9 million from $338.8 million for the same periods. The increase in working capital is primarily due to seasonal decreases in outstanding payables and accrued expenses. Higher accounts receivable and inventory balances also contributed to the increase. Capital expenditures were $106.9 million for the quarter ended March 28, 1999, compared to $97.4 million in the prior year.

     Accrued liabilities related to restructuring activities decreased during the year due to the settlement of such liabilities through cash payments of $5.8 million for severance, $3.4 million for facility closures and $0.7 million for contract termination costs.

     During the first quarter of 1999, the Company redeemed $58.8 million of 9% senior subordinated notes prior to their scheduled maturity. The redemption resulted in an extraordinary loss on the early extinguishment of debt of $3.6 million ($2.2 million after taxes or $0.01 per diluted share). As of March 28, 1999, total indebtedness was $3.93 billion an increase of $39.8 million from $3.89 billion as of December 27, 1998. As of March 28, 1999, the Company had outstanding borrowings of approximately $1.07 billion supported by revolving credit facilities compared to $911 million as of December 27, 1998. As of March 28, 1999, total outstanding debt (including the effect of interest rate swaps) included approximately $2.9 billion of fixed rate and $1.0 billion of floating rate obligations compared to $2.8 billion and $1.1 billion, respectively, as of December 27, 1998. As of March 28, 1999, under the most restrictive provisions of the Company's debt agreements, Fort James had additional borrowing capacity of approximately $1.8 billion.


Effect of New Accounting Standards
----------------------------------

         See Note 1 to the Consolidated Financial Statements.

Year 2000
---------

     The Year 2000 ("Y2K") issue is the result of computer programs using two digits rather than four to define the applicable year. The Company's computer equipment, information technology (IT) software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. The problem goes beyond standard IT application software and includes phone systems, security systems, process control and shop floor systems, embedded code, data and databases, operating systems, and electronic networks. Any device that contains a microprocessor is subject to this problem.

     The Company established a Y2K Project Office to coordinate its Y2K efforts. The Y2K Project Office is comprised of representatives from a variety of departments throughout the Company, including manufacturing, legal, and corporate communications, and is responsible for all aspects of the project, including IT and non-IT date conversion plans, cost control, risk management action plans, and both internal and external communications. The Y2K Project
Office reports to senior management and the Audit Committee of the Board of Directors on a regular basis.

     The  Y2K  Project  is  organized  into  various  work   categories.   Where
appropriate, each category includes specific work plans, contingency plans, schedules and goals. A brief description and status of the work categories follows:

     Mainframe - Internal Systems: Remediation of core business applications that are not being replaced as a result of the merger is in process. System applications for logistics, tax and intercompany accounting have been remediated, tested and returned to production. Other applications are being remediated and tested, where necessary, in conjunction with the Company's business systems merger activity. Completion is estimated for the second quarter of 1999.

     Midrange: Accounts payable, procurement and general ledger applications have been examined, remediated, tested and returned to production. Remediation of the payroll system is in process with completion estimated for the third quarter of 1999. Remediation of custom code for accounts receivable is estimated to be completed during the second quarter of 1999.

     Plants & Mills - (Distributed Systems): An inventory of software applications at the Company's plants and mills has been completed. Project plans detailing specific remediation activities by application are being implemented at each facility. Approximately 70% of the applications inventoried have either been verified as Y2K ready or remediated, tested and returned to production. Completion is estimated for the third quarter of 1999.

     Electronic Data Interchange ("EDI"): The Company is in the process of upgrading or remediating all of its EDI systems. Completion is estimated for the third quarter of 1999.

     Process Control (Manufacturing Operations): Inventories of Programmable Logic Controllers ("PLCs") and Distributed Control Systems ("DCS") have been completed. Verification of Y2K compliance and the appropriate remediation and testing efforts are in process. Completion is estimated for the third quarter of 1999.

     Infrastructure: An inventory of intelligent devices was completed in the first quarter of 1998. Examination of the inventoried products indicated that only phone systems required upgrades. Hardware upgrades for devices not supported by vendors have been completed. Software upgrades are currently underway with completion estimated for the second quarter of 1999.

     Desktop - includes Local Area Network ("LAN") and Wide Area Network ("WAN"): A detailed inventory of personal computers ("PCs"), LANs and WANs has been completed. PCs that are not Y2K ready have been identified and are being upgraded or replaced. A listing of business critical software packages is being compiled and a software remediation team and process has been identified.
Additional vendor support to address the Y2K issues has been contracted. Completion is estimated for the third quarter of 1999.

     Value Chain: The Company completed a survey of its customers and suppliers to identify and assess potential Y2K risks presented by significant trading partners. If it is determined that a materially significant supplier or customer will not be Y2K ready, the potential effect on the Company and the Company's response is being evaluated in Business Continuity Planning as described below. Completion of the Value Chain assessment is estimated for the second quarter of 1999.

     Legal: Legal counsel is responsible for assuring that the Company's legal rights are protected during the course of the Y2K Project.

     Business Continuity Planning: The Business Continuity Planning project consists of risk management, contingency planning, and disaster recovery. In addition, responses provided to the Value Chain assessment are being used to evaluate material external exposures. Completion is estimated for the fourth quarter of 1999.

     The Company spent approximately $12 million during 1999, $35 million during 1998, and $8 million during 1997 on the Y2K project. The Company currently estimates additional spending of approximately $30 million to $40 million to make the required Y2K system modifications and replacements, and for testing. Costs for system maintenance and modification are expensed as incurred while spending for new software or to replace existing systems is capitalized and amortized over the assets' useful lives.

     The Company expects its Y2K project to be completed on a timely basis; however, due to the interdependent nature of computer systems there can be no assurance that the systems of other entities on which the Company's systems rely will be remediated in a timely manner. Though it is impossible to predict all potential Y2K uncertainties, the Company believes that its Y2K Project will significantly reduce its risk of material loss in the event of non-compliance by the Company, its vendors or its suppliers. In the opinion of management, delays in the production or processing of orders, or the delivery of finished goods would be the most likely worst-case scenario of the inability of the Company or its customers or suppliers to resolve their Y2K problems.

     The foregoing Y2K Project timetable and assessments of costs and risks reflect management's best estimates. These estimates were derived utilizing numerous assumptions of future events. There can be no assurance, however, that these estimates will be achieved or that actual results will not differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the ability of technology vendors to deliver new systems on schedule. In addition, there are certain material external risk exposures represented by the Company's Value Chain, including but not limited to the delivery of adequate energy supplies, for which the Company can exercise minimal, if any, control. There can be no assurance that these efforts will prevent the failure to become Y2K ready from having a material adverse affect on the Company's financial condition or results of operations.

Information Concerning Forward-Looking Statements

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         See Note 7 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

         Exhibit                                           Starts
         Number                                            on Page

         27    Financial Data Schedules for the quarter ended
               March 28, 1999 (filed electronically only)

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarter ended March 28, 1999, and subsequent thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FORT JAMES CORPORATION


                                       By:/s/ William A. Paterson
                                           William A. Paterson
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)





Date:  April 22, 1999