Form 10-Q
period 1999-06-27
FORT JAMES CORP
filed 1999-08-11
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 27, 1999                  Commission File Number: 1-7911
--------------------------------------------------------------------------------

                             FORT JAMES CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)


Virginia                                                     54-0848173
--------                                                     ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1650 Lake Cook Road, Deerfield, IL                           60015-4753
----------------------------------                           ----------
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

         Number of shares of $.10 par value common stock outstanding as of July 30, 1999:

                               220,988,390 shares

                             FORT JAMES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                  June 27, 1999


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:

ITEM 1.     Financial Statements:

            Consolidated Balance Sheets as
              of June 27, 1999 and December 27, 1998                           3

            Consolidated Statements of Operations for
              the quarters and six months ended  June 27, 1999
              and June 28, 1998                                                4

            Consolidated Statements of Cash Flows for
              the six months ended June 27, 1999
              and June 28, 1998                                                5

            Notes to Consolidated Financial Statements                         6

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               11

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk        16


PART II.  OTHER INFORMATION:

ITEM 1.     Legal Proceedings                                                 16

ITEM 2.     Changes in Securities                                             16

ITEM 3.     Defaults Upon Senior Securities                                   16

ITEM 4.     Submission of Matters to a Vote of Security Holders               16

ITEM 5.     Other Information                                                 16

ITEM 6.     Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                    18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             FORT JAMES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       June 27, 1999 and December 27, 1998


                                                             June      December
(in millions, except share data)                             1999          1998
--------------------------------------------------------------------------------
Assets:
Current assets:
  Cash and cash equivalents                                  $ 7.7        $ 5.3
  Accounts receivable                                        920.3        857.5
  Inventories                                                819.2        806.5
  Deferred income taxes                                      110.9        162.7
  Prepaid expenses and other current assets                   34.5         24.3
--------------------------------------------------------------------------------
   Total current assets                                    1,892.6      1,856.3
--------------------------------------------------------------------------------
Property, plant and equipment                              7,501.4      7,547.0
Accumulated depreciation                                  (3,340.7)    (3,225.4)
--------------------------------------------------------------------------------
  Net property, plant and equipment                        4,160.7      4,321.6
Goodwill                                                     552.4        620.0
Net assets of discontinued operations                        426.2        403.4
Other assets                                                 551.4        526.7
--------------------------------------------------------------------------------
   Total assets                                          $ 7,583.3     $7,728.0
================================================================================
Liabilities and Shareholders' Equity:
Current liabilities:
  Accounts payable                                         $ 616.6      $ 679.2
  Accrued liabilities                                        558.1        644.6
  Current portion of long-term debt                          235.8        240.0
--------------------------------------------------------------------------------
   Total current liabilities                               1,410.5      1,563.8
--------------------------------------------------------------------------------
Long-term debt                                             3,658.5      3,646.4
Deferred income taxes                                        733.6        756.5
Accrued postretirement benefits other than pensions          438.9        446.8
Other long-term liabilities                                  281.6        263.1
--------------------------------------------------------------------------------
   Total liabilities                                       6,523.1      6,676.6
--------------------------------------------------------------------------------
Common stock, $.10 par value, 500.0 million
  shares authorized; 220.9 million shares
  outstanding at June 27, 1999 and 220.5
  million at December 27, 1998                                22.1         22.1
Additional paid-in capital                                 3,225.4      3,215.6
Accumulated comprehensive loss                              (217.0)       (88.8)
Accumulated deficit                                       (1,970.3)    (2,097.5)
--------------------------------------------------------------------------------
   Total shareholders' equity                              1,060.2      1,051.4
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity            $ 7,583.3     $7,728.0
================================================================================


   The accompanying notes are an integral part of the consolidated financial statements.



                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Quarters and Six months Ended
                         June 27, 1999 and June 28, 1998

                                              Quarter              Six Months
(in million,                            -------------------  -------------------
except per share amounts)                 1999      1998       1999      1998
--------------------------------------------------------------------------------
Net sales                               $1,718.5  $1,731.1   $3,387.5  $3,399.9
Cost of goods sold                      (1,175.2) (1,164.5)  (2,310.7) (2,299.4)
Selling and administrative expenses       (291.1)   (275.9)    (588.2)   (551.6)
Restructure and other unusual items          1.1      (8.8)       1.1     (15.3)
--------------------------------------------------------------------------------
  Income from operations                   253.3     281.9      489.7     533.6
Interest expense                           (59.4)    (68.0)    (121.9)   (137.4)
Other income, net                           14.2      (6.3)      18.1       2.5
--------------------------------------------------------------------------------
  Income from continuing operations
    before income taxes, extraordinary
    item, and cumulative effect of a
    change in accounting principle         208.1     207.6      385.9     398.7
Income tax expense                         (72.2)    (75.1)    (132.4)   (150.8)
--------------------------------------------------------------------------------
  Income from continuing operations
    before extraordinary item and
    cumulative effect of a change
    in accounting principle                135.9     132.5      253.5     247.9
Income (loss) from discontinued
  operations, net of taxes                  (9.3)      3.7       (4.9)      5.9
--------------------------------------------------------------------------------
  Income before extraordinary item
    and cumulative effect of a
    change in accounting principle         126.6     136.2      248.6     253.8
Extraordinary loss on early
  extinguishment of debt, net of taxes     (31.0)        -      (33.2)     (2.6)
Cumulative effect of a change in
  accounting principle, net of taxes           -         -      (22.1)        -
--------------------------------------------------------------------------------
  Net income                                95.6     136.2      193.3     251.2
Preferred dividend requirements                -         -          -      (5.2)
--------------------------------------------------------------------------------
  Net income available to
    common stockholders                   $ 95.6   $ 136.2    $ 193.3   $ 246.0
================================================================================
Basic earnings per share:
  Income from continuing operations
    before extraordinary item and the
    cumulative effect of a change in
    accounting principle                  $0.62     $0.61      $1.15      $1.13
  Income (loss) from discontinued
    operations, net of taxes              (0.04)     0.02      (0.02)      0.03
  Extraordinary loss on early
    extinguishment of debt                (0.14)        -      (0.15)     (0.01)
  Cumulative effect of a change
    in accounting principle                   -         -      (0.10)         -
-------------------------------------------------------------------------------
     Net income                           $0.44     $0.63      $0.88      $1.15
-------------------------------------------------------------------------------
Weighted average common
  shares outstanding                      219.6     217.6      219.6      213.1
===============================================================================
Diluted earnings per share:
  Income from continuing operations
    before extraordinary item and the
    cumulative effect of a change in
    accounting principle                  $0.62     $0.60      $1.15      $1.12
  Income (loss) from discontinued
    operations, net of taxes              (0.04)     0.02      (0.02)      0.03
  Extraordinary loss on early
    extinguishment of debt                (0.14)        -      (0.15)     (0.01)
  Cumulative effect of a change
    in accounting principle                   -         -      (0.10)         -
-------------------------------------------------------------------------------
     Net income                           $0.44     $0.62      $0.88      $1.14
-------------------------------------------------------------------------------
Weighted average common shares and
  common share equivalents outstanding    220.9     220.3      220.6      215.6
===============================================================================
Cash dividends per common share           $0.15     $0.15      $0.30      $0.30
================================================================================

   The accompanying notes are an integral part of the consolidated financial statements.





                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Six months Ended
                         June 27, 1999 and June 28, 1998

(in millions)                                               1999       1998
-----------------------------------------------------------------------------
Cash provided by (used for) operating activities:
   Net income                                              $193.3     $251.2
   Depreciation expense                                     220.4      211.6
   Amortization of goodwill                                   9.3        9.4
   Deferred income tax provision                             38.2      103.1
   Restructure and other unusual items                       (1.1)      (2.6)
   (Income) loss from discontinued operations                 4.9       (5.9)
   Loss on early extinguishment of debt, net of taxes        33.2        2.6
   Cumulative effect of a change in accounting
    principle, net of taxes                                  22.1          -
   Change in current assets and liabilities, excluding
    effects of discontinued operations:
     Accounts receivable                                   (115.7)    (130.6)
     Inventories                                            (28.1)       1.7
     Prepaid expenses and other current assets              (12.3)       2.6
     Accounts payable and accrued liabilities               (30.0)     (73.4)
   Other, net                                               (26.1)     (39.1)
-----------------------------------------------------------------------------

     Cash provided by operating activities                  308.1      330.6
-----------------------------------------------------------------------------
Cash provided by (used for) investing activities:
   Expenditures for property, plant and equipment          (220.7)    (205.1)
   Increase in net assets of discontinued operations        (34.5)     (15.5)
   Other, net                                                 2.5        3.7
-----------------------------------------------------------------------------

     Cash used for investing activities                    (252.7)    (216.9)
-----------------------------------------------------------------------------
Cash provided by (used for) financing activities:
   Additions to long-term debt                               19.9      384.8
   Payments of long-term debt                              (333.4)    (379.2)
   Net increase (decrease) in revolving debt                361.0      (84.8)
   Premiums paid on early extinguishment of debt
     and debt issuance costs                                (54.2)      (5.7)
   Redemption of preferred stock                                -       (6.6)
   Common and preferred stock cash dividends paid           (65.9)     (73.4)
   Proceeds from exercise of stock options                    8.6       23.6
   Other, net                                                11.0          -
-----------------------------------------------------------------------------

     Cash used for financing activities                     (53.0)    (141.3)
-----------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents              2.4      (27.6)
Cash and cash equivalents, beginning of period                5.3       33.6
-----------------------------------------------------------------------------

Cash and cash equivalents, end of period                    $ 7.7      $ 6.0
=============================================================================

   The accompanying notes are an integral part of the consolidated financial statements.





                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Significant Accounting Policies

   Basis of Presentation:

      In the opinion of management, the accompanying unaudited consolidated financial statements of Fort James Corporation ("Fort James" or "the
   Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 27, 1999, its results of operations for the quarters and six months ended June 27, 1999 and June 28, 1998, and its cash flows for the six months ended June 27, 1999 and June 28, 1998. The balance sheet as of December 27, 1998 was derived from audited financial statements as of that date. The results of operations for the quarter and six months ended June 27, 1999 are not necessarily indicative of the results to be expected for the full year.

      Certain  amounts  in the  financial  statements  and  supporting  footnote
   disclosures  have  been   reclassified  to  conform  to  the  current  year's
   classification.

   Prospective Accounting Pronouncements:

      In  June  1998,  the  FASB  issued  Statement  No.  133,  "Accounting  for
   Derivative Instruments and Hedging Activities". This statement requires the recognition of all derivatives in the statement of financial position as either assets or liabilities and their measurement at fair value. Depending upon the nature of the derivative, changes in fair value are either recognized in other comprehensive income or in earnings. FASB Statement No.
   137, which was issued in July 1999, defers the Company's required adoption of Statement No. 133 until fiscal 2001. The Company has not determined what affect, if any, Statement No. 133 will have on its results of operations or financial position.

2.    Discontinued Operations

      In the second quarter of 1999, the Company's Board of Directors approved a plan to sell the Company's Packaging business to ACX Technologies, Inc. for $830 million in cash. The Packaging business consists of the operations, assets, and liabilities of the Company's folding carton, healthcare, and microwave packaging manufacturing facilities. The sale closed on August 2, 1999. These operations are presented as discontinued operations for all periods in the Company's statement of operations.

      Results of the  Packaging  business  for the quarters and six months ended
   June 27, 1999 and June 28, 1998 were as follows:

                                                   Quarter          Six Months
                                                -------------     -------------
   (in millions)                                1999     1998     1999     1998
   ----------------------------------------------------------------------------
   Net sales                                  $139.9   $147.4   $278.9   $293.3
   =============================================================================
   Income (loss) from discontinued
     operations                               $(14.7)   $ 6.7   $ (6.8)  $ 10.6
   Tax benefit (expense)                         5.4     (3.0)     1.9     (4.7)
   -----------------------------------------------------------------------------
   Income (loss) from discontinued
     operations, net of taxes                 $ (9.3)   $ 3.7   $ (4.9)   $ 5.9
   =============================================================================

      At June 27, 1999, the assets and liabilities of discontinued operations were $478.4 million and $52.2 million, respectively.

3.    Inventories

      The  components  of  inventories  were as follows as of June 27,  1999 and
   December 27, 1998:
                                                        June       December
   (in millions)                                        1999           1998
   -------------------------------------------------------------------------
   Raw materials                                     $ 146.8        $ 164.2
   Finished goods and work in process                  523.3          510.9
   Stores and supplies                                 165.6          163.2
   -------------------------------------------------------------------------
                                                       835.7          838.3
   Reduction to state certain inventories at
     last-in, first-out cost                           (16.5)         (31.8)
   -------------------------------------------------------------------------
       Total inventories                             $ 819.2        $ 806.5
   =========================================================================

4.    Comprehensive Income

      Comprehensive income for the quarters ended June 27, 1999 and June 28, 1998 was $57.7 million and $138.4 million, respectively. For the six months ended June 27, 1999 and June 28, 1998, comprehensive income was $65.1 million and $220.2 million, respectively. The difference between net income and comprehensive income is due to foreign currency translation gains and losses.
   In 1998, comprehensive income also included unrealized losses on securities.

5.    Income Taxes

      The Company's effective income tax rate was 34.3 percent for the six months ended June 27, 1999 compared to 37.8 percent for the first six months of 1998. The difference between the Company's effective income tax rate and the statutory federal income tax rate is primarily due to state and foreign income taxes and the benefits of tax planning strategies.

6.    Extraordinary Loss on Early Extinguishment of Debt

      The extraordinary loss on the early extinguishment of debt for the quarter ended June 27, 1999 was $50.8 million, net of income taxes of $19.8 million.
   For the six months ended June 27, 1999 and June 28, 1998, the extraordinary loss on the early extinguishment of debt was $54.4 million and $4.2 million, net of income taxes of $21.2 million and $1.6 million, respectively.

7.    Net Income Per Common Share and Common Share Equivalent

      Income and share information used in determining earnings per share for the quarters and six months ended June 27, 1999 and June 28, 1998 were calculated as follows:

                                                       1999            1998
                                                 -------------------------------
(in millions, except per share amounts)          Income  Shares   Income  Shares
--------------------------------------------------------------------------------
Quarter:
Amounts used to compute basic earnings per share:
  Income from continuing operations
    before extraordinary item and
    cumulative effect of a change
    in accounting principle                       135.9          $132.5
  Weighted average common
    shares outstanding                                   219.6            217.6
Effect of dilutive securities:
  Options                                                  1.3              2.7
--------------------------------------------------------------------------------
Amounts used to compute diluted
   earnings per share                            $135.9  220.9   $132.5   220.3
================================================================================

Six months:
Amounts used to compute basic earnings per share:
  Income from continuing operations
    before extraordinary item and
    cumulative effect of a change
    in accounting principle                      $253.5          $247.9
  Preferred stock dividends                                   -            (5.2)
--------------------------------------------------------------------------------
    Net income available to
      common stockholders                         253.5           242.7
  Weighted average common
     shares outstanding                                  219.6            213.1
Effect of dilutive securities:
  Options                                                  1.0              2.5
--------------------------------------------------------------------------------
Amounts used to compute
   diluted earnings per share                    $253.5  220.6   $242.7   215.6
================================================================================

Series K, L and N preferred stocks, which were redeemed or converted in the second quarter of 1998, were antidilutive in the first quarter of 1998.

8.    Fort James Operating Company

      Fort James Operating Company ("FJOC") is an obligor of certain  securities registered  under the Securities Act of 1933, thus subjecting it to reporting requirements  under  Section 13 or 15(d) of the  Securities  Exchange  Act of
   1934.  In  accordance  with Staff  Accounting  Bulletin No. 53, the following condensed  financial  information  for FJOC for the  quarters  and six months ended June 27, 1999 and June 28,  1998 and as of June 27,  1999 and  December
   27, 1998 is presented in lieu of consolidated  financial  statements  because the  securities  are fully and  unconditionally  guaranteed by Fort James and management  has  determined  that such  information  is not  material  to the holders of the  securities.  Prior  periods have been restated to reflect the
   Packaging business as a discontinued operation.
                                                Quarter            Six Months
                                           ----------------     ----------------
(in millions)                              1999       1998       1999     1998
--------------------------------------------------------------------------------
Condensed income statement information:
Net sales                                $1,220.1  $ 1,119.9  $ 2,267.9 $2,186.6
Gross profit                                373.9      365.9      688.8    707.6
Income from continuing operations
  before extraordinary item and the
  cumulative effect of a change in
  accounting principle                       38.6       47.3       43.1     85.0
Net income                                   36.9       54.5       32.6     95.1
================================================================================
                                                 June        December
(in millions)                                    1999          1998
---------------------------------------------------------------------
Condensed balance sheet information:
Current assets                                 $ 988.6       $ 865.8
Noncurrent assets                              3,553.3       3,575.7
Current liabilities                              496.2         651.0
Noncurrent liabilities                         5,358.0       5,129.5
=====================================================================



9.    Commitments and Contingent Liabilities

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

      Fort James, along with  others,  has  been  identified  as  a  potentially responsible  party ("PRP") at various U.S.  Environmental  Protection  Agency
   ("EPA")  designated  superfund  sites.  The  Company is  involved  in various
   related   actions   under   federal  and  state  laws,   including   remedial
   investigations  to  determine  the  appropriate  remedy for such  sites.  The
   Company,  along with six other current and former operators of pulp and paper facilities,  has been  identified  as a PRP for  contamination  by  hazardous substance  of the lower Fox River.  Various  state and federal  agencies  and tribal  entities  are seeking  sediment  restoration  and  natural  resources damages.  In February  1999,  the Wisconsin  Department of Natural  Resources
   released for public comment a draft remedial  investigation/feasibility study of the Fox  River.  While  the  draft  study did not  advocate  any  specific restoration alternatives, it included estimated total costs ranging from zero for `no action' to approximately  $720 million,  depending on the alternative or combination of alternatives  selected.  The final restoration  alternative and the Company's  share of the related  costs are unknown at this time.  The
   Company,  along with other PRPs,  is also  participating  in the funding of a remedial  investigation/feasibility  study of  contamination of the Kalamazoo
   River.  Management does not anticipate  selection of a remedy prior to fiscal
   2002. The Company believes that its share of the restoration  costs for these sites will not have a material adverse impact on its  consolidated  financial position  but  could  have a  material  effect  on  consolidated  results  of operations in a given period.

      It is the Company's policy to accrue remediation costs on an undiscounted basis when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. As of June 27, 1999, Fort James' accrued environmental liabilities, including remediation and landfill closure costs, totaled $67.7 million.

   Litigation:

      In May 1997, the Attorney General of the State of Florida filed a civil action in the United States District Court for the Northern District of Florida at Gainesville (the "Florida District Court"), against the Company and seven other manufacturers of sanitary commercial paper products alleging violations of federal and state antitrust and unfair competition laws. The complaint seeks damages on behalf of the state under Florida law of $1 million against each defendant for each violation, unspecified treble damages and injunctive relief. Three other state attorney generals have brought similar suits which have been consolidated in the Florida District Court. In addition, numerous other filings have been filed in federal courts on behalf of an alleged class of direct purchasers, all seeking similar damages for similar alleged violations. The class actions were consolidated in the Florida District Court, and in July 1998, the Court conditionally certified the class. State class actions also have been filed in certain states, on behalf of an alleged class of indirect purchasers, seeking similar damages for similar alleged violations under state law. The Company believes that these cases are without merit and is vigorously defending both the federal and state actions.

      Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition of Fort James but could have a material effect on consolidated results of operations in a given period.

10.      Segments

       Segment sales and income from operations before nonrecurring and other unusual items for the quarters and six months ended June 27, 1999 and June
   28, 1998 and total assets as of June 27, 1999 and June 28, 1998 were as follows:


                                                      Tissue                       Communi-      Inter-
                                             ------------------------              cations      company
                                                    North                        Papers and       and
(in millions)                                     America     Europe     Dixie      Fiber      Corporate        Total
----------------------------------------------------------------------------------------------------------------------
Quarter ended June 1999
Net sales                                         $ 913.7     $456.3    $220.3     $200.9     $(72.7)       $ 1,718.5
Intercompany sales                                   30.3          -       0.7       41.7          -             72.7
Income from operations before
   restructure and other unusual items              183.5       57.4      38.6       (8.6)     (18.7)           252.2
======================================================================================================================
Quarter ended June 1998
Net sales                                         $ 904.6     $466.2    $224.5     $210.4     $(74.6)       $ 1,731.1
Intercompany sales                                   29.9          -       0.5       44.2          -             74.6
Income from operations before
   restructure and other unusual items              217.8       57.4      33.2        3.5      (21.2)           290.7
=======================================================================================================================
Six months ended June 1999
Net sales                                        $1,813.1     $922.2    $395.9     $396.9    $(140.6)       $ 3,387.5
Intercompany sales                                   55.9          -       1.6       83.1          -            140.6
Income from operations before
   restructure and other unusual items              375.6      118.5      57.9      (22.8)     (40.6)           488.6
Total assets                                      3,001.5    2,123.7     430.5      811.1    1,216.5  (a)     7,583.3
======================================================================================================================
Six months ended June 1998
Net sales                                        $1,793.7     $924.2    $397.3     $425.9    $(141.2)       $ 3,399.9
Intercompany sales                                   57.0          -       1.4       82.8          -            141.2
Income from operations before
   restructure and other unusual items              418.6      113.1      51.1        9.9      (43.8)           548.9
Total assets                                      3,013.8    2,216.8     405.1      857.2    1,206.5  (a)     7,699.4
======================================================================================================================

(a) Includes net assets of discontinued operations which were previously reported as a separate segment.






Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   During the  quarters and six months ended June 27, 1999 and June 28, 1998 the
Company recorded certain unusual items. These items, which are further discussed
below,   included   merger-related   restructure  and  other  unusual   charges,
discontinued  operations,  extraordinary  losses on the early  extinguishment of debt,  and the  cumulative  effect  of a change  in  accounting  principle.  The following discussion of operating results by segment exclude these charges.

Overview

                                      1999 (a)(c)              1998 (b)(d)
(in millions,                   ----------------------    ----------------------
except per share data)          Reported     Recurring    Reported   Recurring
--------------------------------------------------------------------------------
Quarter:
Net sales                       $ 1,718.5    $ 1,718.5   $ 1,731.1   $ 1,731.1
Income from operations              253.3        252.2       281.9       290.7
Net income                           95.6        135.2       136.2       137.9
Diluted earnings per share         $ 0.44       $ 0.62      $ 0.62      $ 0.63
===============================================================================
Six months:
Net sales                       $ 3,387.5    $ 3,387.5   $ 3,399.9   $ 3,399.9
Income from operations              489.7        488.6       533.6       548.9
Net income                          193.3        252.8       251.2       257.4
Diluted earnings per share         $ 0.88       $ 1.15      $ 1.14      $ 1.17
===============================================================================


(a) Income from operations and net income for the second quarter of 1999 included net non-recurring income of $1.1 million ($0.7 million after taxes) for the reversal of merger-related restructuring liabilities settled on terms more favorable than anticipated which were largely offset by merger-related severance costs. Net income also included a loss from discontinued operations of $14.7 million ($9.3 million after taxes or $0.04 per diluted share) and $50.8 million ($31.0 million after taxes or $0.14 per diluted share) for an extraordinary loss on early extinguishment of debt.

(b)  Income  from  operations  and net  income  for the  second  quarter of 1998
     included  merger-related   relocation  costs of $8.8 million  ($5.4 million
     after taxes or $0.03 per diluted  share).  Net income also included  income from  discontinued  operations of $6.7 million ($3.7 million after taxes or
     $0.02 per diluted share).

(c)  Income  from  operations  and net  income  for the first six months of 1999 included net  non-recurring  income of $1.1  million  ($0.7  million  after taxes) for the reversal of merger-related restructuring liabilities settled on terms more  favorable  than  anticipated  which were  largely  offset by
     merger-related   severance  costs.  Net  income  also  included a loss from discontinued  operations of $6.8 million ($4.9 million after taxes or $0.02 per diluted  share)  and $54.4 million  ($33.2 million after taxes or $0.15 per diluted share) for an  extraordinary  loss on early  extinguishment  of debt, and $34.1 million  ($22.1  million  after  taxes or $0.10 per diluted share) for the  cumulative  effect of a change in  accounting  for start-up costs.

(d)  Income  from  operations  and net  income  for the first six months of 1998
     included  merger-related   relocation  costs of $15.3 million ($9.5 million
     after taxes or $0.05 per diluted  share).  Net income also included  income from discontinued  operations of $10.6 million ($5.9 million after taxes or
     $0.03 per diluted  share) and  $4.2 million   ($2.6  million after taxes or
     $0.01 per diluted share) for an extraordinary loss on early  extinguishment of debt.


Tissue - North America

                                   Quarter                    Six months
                         ---------------------------  --------------------------
                                              Inc/                          Inc/
(in millions)              1999    1998      (Dec)     1999       1998     (Dec)
--------------------------------------------------------------------------------
Net sales                $ 913.7  $ 904.6     1.0%  $ 1,813.1  $ 1,793.7    1.1%
Income from operations     183.5    217.8   -15.7%      375.6      418.6  -10.3%
================================================================================


   Tissue - North  America  sales for both the quarter and six months ended June
1999 were driven by strong retail volume growth which was substantially offset by lower prices, particularly in the away-from-home category.

   Retail prices declined modestly compared to the same quarter of 1998, but were similar for the six months following a strong first quarter of 1999. Volume growth was strong in both the quarter and the six months. Each of the Company's flagship retail brands, including QUILTED NORTHERN bath tissue, BRAWNY towels, and MARDI GRAS and VANITY FAIR napkins, gained market share during the second quarter. These gains were principally driven by the combination of highly effective new advertising, product improvements, and effective merchandising.

   The majority of the decline in Tissue - North America profits occurred in the away-from-home category. Away-from-home volumes were similar to the prior year quarter and six months, but pricing declined due to competitive industry conditions.

   Quarter and year-to-date profits for both retail and away-from-home were negatively affected by increased distribution costs. These increases reflect efforts to resolve last year's service issues and costs associated with the transition to a common order entry and scheduling system. Results for the six months were also affected by increased marketing and promotional expenses.

   Beginning in mid-July, Fort James began rolling out an improved QUILTED
NORTHERN bath tissue. This product, which is thicker, stronger, more absorbent, and significantly softer, has been favorably received in consumer preference tests.

Tissue - Europe

                                   Quarter                    Six months
                         --------------------------   --------------------------
                                            Inc/                           Inc/
(in millions)              1999     1998   (Dec)        1999      1998    (Dec)
--------------------------------------------------------------------------------
Net sales                $ 456.3  $ 466.2   -2.1%     $ 922.2   $ 924.2   -0.2%
Income from operations      57.4     57.4       -       118.5     113.1    4.8%
================================================================================

   The Tissue - Europe business reported strong volume growth, which was substantially offset by declining prices for both the quarter and six months.
Changes in foreign currency translation rates also had a negative effect on sales and operating profits. Foreign currency is estimated to have reduced sales and operating profits by approximately 3 percent compared to last year's quarter. The year-to-date impact on both sales and operating profits was not significant. Continuing above market growth trends of the last few years, finished goods volumes for the quarter increased 4.5 percent, with notable gains in France, the British Isles, Spain and Greece. For the six months, finished goods volumes were 2.2 percent higher than the prior year. The benefits of these volume gains, combined with cost reductions and lower year-over-year raw material costs in both the quarter and six months, were substantially offset by the effect of competitive pricing conditions.

   On July 1st, the company completed the previously announced acquisition of Demak'Up, the leading European brand of make-up removal cotton pads.

Dixie

                                  Quarter                     Six months
                           -----------------------     -------------------------
                                              Inc/                         Inc/
(in millions)              1999     1998     (Dec)      1999     1998     (Dec)
--------------------------------------------------------------------------------
Net sales                 $220.3   $224.5    -1.9%     $395.9   $397.3    -0.4%
Income from operations      38.6     33.2    16.3%       57.9     51.1    13.3%
================================================================================

   Dixie's  profit  improvement  was  driven  by  cost  reduction,   foodservice
rationalization  activities, and retail volume increases. Retail performance for the quarter and six months  benefited from strong volume growth in both cups and
plates,   driven  by  good  category   momentum  and  market  share  gains.  New
"value-pack"  offerings in cups and plates were the primary  contributors to the strong volume growth.  While foodservice sales were significantly below those of the prior year, reflecting the pruning of certain low-margin product lines, good growth  was  posted  in key  targeted  areas  such as the  PERFECTOUCH  hot cup, dense-pack cutlery, and QUILT-RAP premium food wraps.

Communications Papers and Fiber

                                     Quarter                  Six months
                              ---------------------    -------------------------
                                               Inc/                        Inc/
(in millions)                  1999     1998  (Dec)     1999     1998     (Dec)
--------------------------------------------------------------------------------
Net sales                     $200.9   $210.4  -4.5%   $396.9   $425.9    -6.8%
Income (loss)from operations    (8.6)     3.5   NM      (22.8)     9.9      NM
================================================================================

         NM - not meaningful

   Communications Papers and Fiber results for both the quarter and six months continue to reflect lower pricing for uncoated free sheet, groundwood papers and market pulp, partially offset by increased uncoated free sheet paper and pulp volumes. However, the operating loss narrowed from first quarter 1999 levels, as firming commodity paper markets allowed modest price recovery.

Other Income

   Other income for the quarter was $14.2  million  compared to other expense of
$6.3  million  during  the  prior  year  quarter.   The  increase  is  primarily
attributable  to  interest  income on an IRS refund of $9.3  million and an $8.7 million increase in foreign currency gains (losses).  For the six months,  other income  increased  from $2.5  million  in 1998 to $18.1  million  in 1999.  This increase is  attributable  to the  interest  income on the IRS  refund,  foreign currency gains, and increased earnings in unconsolidated subs .

Discontinued Operations

   In April, Fort James announced the signing of a definitive  agreement to sell its Packaging business to ACX Technologies,  Inc. for approximately $830 million in cash. The sale was completed in the third quarter. As a result, the Packaging business has been shown in the financial statements as a discontinued  operation and  information  for prior  periods has been  restated.  The income (loss) from
discontinued   operations   includes  Packaging   operating  profits,   one-time
non-operating  expenses,  and an allocation of interest  expense and taxes.  The
Company  plans to use the net proceeds from the sale to repay  revolving  credit borrowings.

FINANCIAL CONDITION

   Cash provided by operating activities totaled $308.1 million in the first six months of 1999,  compared with $330.6 million in the prior year. The decrease is primarily due to lower earnings and increased working capital,  partially offset by reduced  merger-related  restructure and integration spending.  The Company's current  ratio  was 1.3 as of June  1999,  and 1.2 as of  December  1998,  while working  capital  increased to $482.1  million from $292.5  million for the same periods.  The  increase in working  capital is  primarily  due to  decreases  in outstanding  payables  and  accrued  expenses  and higher  accounts  receivable,
partially   offset  by  decreased   current   deferred  income  taxes.   Capital
expenditures were $220.7 million for the six months ended June 1999, compared to
$205.1 million for the same period in the prior year.

   During the second quarter of 1999, the Company refinanced $125.3 million of 9.25%, $64.0 million of 8.38%, and $62.0 million of 7.75% senior notes prior to their scheduled maturities. The debt was substantially replaced with additional borrowings under the revolving line of credit. The redemption resulted in an extraordinary loss on the early extinguishment of debt of $50.8 million ($31.0 million after taxes or $0.14 per diluted share).

   As of June 1999, total indebtedness was $3.89 billion and, including the effect of interest rate swaps, included approximately $2.6 billion of fixed rate and $1.3 billion of floating rate obligations. As of December 1998, total indebtedness was also $3.89 billion and, including the effect of interest rate swaps, included $2.8 billion of fixed rate and $1.1 billion of floating rate obligations. Outstanding borrowings of $1.3 billion were supported by revolving credit facilities as of June 1999, compared to $0.9 billion as of December 1998.
Under the most restrictive provisions of the Company's debt agreements, the Company had additional borrowing capacity of approximately $1.4 billion as of June 1999.

Restructuring

         Merger-related  restructuring liabilities changed during the six months as follows:
                                                   Estimate    Cash    Reclass-
                                           Deember   Revi-     Pay-     ifica-    June
(in millions)                                 1998   sions     ments    tions     1999
--------------------------------------------------------------------------------------
Facility closures and write-downs of
  redundant property, plant and equipment     $24.9   $0.6     $(6.9)   $(4.8)   $13.8
Severance and other employee-related costs     46.9    2.5     (13.2)       -     36.2
Costs of terminating contracts and other
  long-term agreements                          7.8   (0.6)     (1.6)    (2.6)     3.0
--------------------------------------------------------------------------------------
  Accrued restructure costs                   $79.6   $2.5    $(21.7)   $(7.4)   $53.0
======================================================================================

   The Company also announced plans to complete previously announced headcount reduction programs.

Stock Repurchase Program

   During the second quarter, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's common stock over the next 18 months. The Company will repurchase its common shares from time to time on the open market or in negotiated transactions, depending upon market conditions, applicable securities regulations and other factors. No shares were repurchased during the second quarter.

EFFECT OF NEW ACCOUNTING STANDARDS

   See Note 1 to the Consolidated Financial Statements.

YEAR 2000

         As outlined in the Company's Form 10-K for the year ended December 27, 1998, the Company has established a Y2K Project Office to coordinate its Year
2000 ("Y2K") efforts. The Y2K Project Office is organized into various work categories which, where appropriate, include specific work plans, contingency plans, schedules, and goals. The vast majority of the Company's Y2K remediation work has been completed according to previously identified time schedules. The second quarter of 1999 completion dates for certain remediation efforts in the Mainframe - Internal Systems and Infrastructure work categories have been revised to the third quarter of 1999. Remaining efforts will focus on a limited number of distinct modules and site specific applications. All work categories are currently estimated to be completed prior to the end of the third quarter, except Business Continuity Planning which will be ongoing through the end of the fourth quarter to manage and track the Company's contingency planning process.

   Approximately $8 million and $20 million in Y2K related expenses were incurred during the quarter and six months ended June 1999, respectively.
Additional expense of $2 million to $4 million is expected to be incurred to make and test the required Y2K system modifications and replacements.


INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities  Litigation Reform Act of 1995. Such
forward-looking  statements  are not  guarantees of future  performance  and are subject to risks and  uncertainties  that could cause actual results and Company plans and objectives to differ  materially from those projected.  Such risks and uncertainties  include,  but are not limited to,  general  business and economic conditions;  competitive  pricing  pressures  for the  Company's  products;  the ability  to  successfully  implement  new  product  initiatives;  changes in raw material, energy and other costs; and opportunities that may be presented to and
pursued  by  the  Company;   determinations   by  regulatory  and   governmental
authorities;  the ability to  successfully  integrate the former James River and
Fort  Howard  businesses;  the  ability  to achieve  synergistic  and other cost reductions and efficiencies; and the ability to successfully remediate Year 2000 problems.








Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         See Note 9 to the Consolidated  Financial  Statements of this Quarterly
         Report on Form 10-Q.

Item 2.  CHANGES IN SECURITIES.

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders was held on April 22, 1999. At this meeting, the Shareholder proposal, which urged the Board of Directors to redeem the shareholders rights issued pursuant to the Shareholders
         Rights Plan (the "Plan") unless he Plan was approved by a majority of shareholders, was approved. Additionally, all of management's nominees for members of the Board of Directors were elected.

     . Shareholders of record of the Company's common stock at the close of business on February 24, 1999, were entitled to vote at the Annual
         Meeting. Votes were cast as follows:

                                              Votes
                             --------------------------------------     Broker
                                For          Against       Withheld    Non-Votes
                             -----------    ----------    ----------   ---------

Shareholder proposal         134,512,331    48,180,117    1,236,515    9,955,004


Nominees for election of Directors
   Barbara L. Bowles         187,202,121                  6,681,846
   William T. Burgin         187,260,521                  6,623,446
   Dr. James L. Burke        187,241,038                  6,642,929
   Worley H. Clark, Jr.      186,837,435                  7,046,532
   Gary P. Coughlan          187,237,686                  6,646,281
   William V. Daniel         187,220,436                  6,663,531
   Ernst A. Haberli          187,245,079                  6,638,888
   Miles L. Marsh            187,138,862                  6,745,105
   Robert M. O'Neil          187,258,958                  6,625,009
   Richard L. Sharp          187,244,215                  6,639,752
   Anne Marie Whittemore     187,273,230                  6,610,737


Item 5.  OTHER INFORMATION.

   The unaudited pro forma condensed consolidated balance sheet as of June 27, 1999 and the pro forma consolidated statements of operations for the six months ended June 27, 1999 and the year ended December 27, 1998, based on Fort James' financial statements, as adjusted to give pro forma effect to the sale of the Packaging business, are filed herewith as exhibit 99.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

   The exhibits  listed below are filed as part of this quarterly  report.  Each exhibit is listed according to the number assigned to it in the Exhibit Table of
Item 601 of Regulation S-K.

Exhibit
Number

     2  Asset Purchase Agreement Among Fort James Corporation, ACX Technologies,
        Inc. and Graphic Packaging Corporation, dated as of  April  25,  1999
        (schedules omitted).  Schedules  relating  to assets  and liabilities to be  transferred; financial  statements  of the Packaging  business;  and significant contracts, leases, and employee benefit and labor agreements have been omitted, but will be furnished supplementary to the Securities and Exchange Commission upon request.

     27 Financial Data Schedules for the six months ended June 27, 1999 (filed electronically only

     99  Unaudited pro  forma condensed  consolidated  balance sheet as of June
         27, 1999 and the pro forma consolidated statements of operations for the six months ended June 27, 1999 and the year ended December 27, 1998 to give pro forma effect to the sale of the Packaging business, filed herewith

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company  during the quarter  ended
     June 27, 1999, and subsequent thereto.









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





Date:  August 10, 1999


