Form 10-Q
period 1999-09-26
FORT JAMES CORP
filed 1999-11-05
CIK 53117

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: September 26, 1999             Commission File Number: 1-7911
--------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of $.10 par value common stock outstanding as of October 27, 1999:

                               216,372,382 shares

                             FORT JAMES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                               September 26, 1999


                                TABLE OF CONTENTS



ITEM 1.     Financial Statements:

            Consolidated Balance Sheets as
              of September 26, 1999 and September 27, 1998                     3

            Consolidated Statements of Operations for
              the quarters and nine months ended  September 26, 1999
              and September 27, 1998                                           4

            Consolidated Statements of Cash Flows for
              the nine months ended September 26, 1999
              and September 27, 1998                                           5

            Notes to Consolidated Financial Statements                         7

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               12

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk        17


PART II.  OTHER INFORMATION:

ITEM 2.     Changes in Securities                                             17

ITEM 3.     Defaults Upon Senior Securities                                   17

ITEM 4.     Submission of Matters to a Vote of Security Holders               17

ITEM 5.     Other Information                                                 17

ITEM 6.     Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                    18

18

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements







                             FORT JAMES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    September 26, 1999 and December 27, 1998


                                                          September     December
(in millions, except share data)                              1999          1998
--------------------------------------------------------------------------------
Assets:
Current assets:
  Cash and cash equivalents                                  $ 7.7        $ 5.3
  Accounts receivable                                        965.2        857.5
  Inventories                                                819.3        806.5
  Deferred income taxes                                      100.4        162.7
  Prepaid expenses and other current assets                   31.4         24.3
--------------------------------------------------------------------------------
   Total current assets                                    1,924.0      1,856.3
--------------------------------------------------------------------------------
Property, plant and equipment                              7,705.9      7,547.0
Accumulated depreciation                                  (3,455.9)    (3,225.4)
--------------------------------------------------------------------------------
   Net property, plant and equipment                       4,250.0      4,321.6
Goodwill, net                                                577.0        620.0
Net assets of discontinued operations                            -        403.4
Other assets                                                 525.4        526.7
--------------------------------------------------------------------------------
    Total assets                                          $7,276.4    $ 7,728.0
================================================================================
Liabilities and Shareholders' Equity:
Current liabilities:
  Accounts payable                                         $ 610.3      $ 679.2
  Accrued liabilities                                        700.4        644.6
  Current portion of long-term debt                          236.9        240.0
--------------------------------------------------------------------------------
    Total current liabilities                              1,547.6      1,563.8
--------------------------------------------------------------------------------
Long-term debt                                             2,876.6      3,646.4
Deferred income taxes                                        808.7        756.5
Accrued postretirement benefits other than pensions          418.8        446.8
Other long-term liabilities                                  273.6        263.1
--------------------------------------------------------------------------------
    Total liabilities                                      5,925.3      6,676.6
--------------------------------------------------------------------------------
Common stock, $.10 par value, 500.0 million shares authorized;
  219.6 million shares outstanding at September 26, 1999
  and 220.5 million at December 27, 1998                      22.1         22.1
Additional paid-in capital                                 3,185.0      3,215.6
Accumulated comprehensive loss                              (177.6)       (88.8)
Accumulated deficit                                       (1,678.4)    (2,097.5)
--------------------------------------------------------------------------------
    Total shareholders' equity                             1,351.1      1,051.4
--------------------------------------------------------------------------------
    Total liabilities and shareholders' equity            $7,276.4    $ 7,728.0
================================================================================


    The accompanying notes are an integral part of the consolidated financial statements.







                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Quarters and Nine months Ended
                    September 26, 1999 and September 27, 1998

                                           Quarter                Nine Months
                                       --------------------- -------------------
(in millions,
except per share amounts)                 1999       1998      1999      1998
--------------------------------------------------------------------------------
Net sales                                $ 1,739.3 $1,713.7   $5,126.8 $5,113.6
Cost of goods sold                        (1,207.7)(1,132.7)  (3,518.4)(3,432.1)
Selling and administrative expenses         (363.4)  (293.2)    (951.6)  (844.8)
Restructure and other items                   13.4    (12.7)      14.5    (28.0)
--------------------------------------------------------------------------------
  Income from operations                     181.6    275.1      671.3    808.7
Interest expense                             (53.6)   (65.6)    (175.5)  (203.0)
Other income (expense), net                    0.4     (4.3)      18.5     (1.8)
--------------------------------------------------------------------------------
  Income from continuing operations
    before income taxes, extraordinary
    items, and cumulative effect of a
    change in accounting principle           128.4    205.2      514.3    603.9
Income tax expense                           (34.3)   (57.6)    (166.7)  (208.4)
--------------------------------------------------------------------------------
  Income from continuing operations
  before extraordinary items and
  cumulative effect of a change
  in accounting principle                     94.1    147.6      347.6    395.5
Income (loss) from discontinued
  operations, net of taxes                    (1.5)     3.1       (6.4)     9.0
--------------------------------------------------------------------------------
Income before extraordinary items
  and cumulative effect of a change
  in accounting principle                     92.6    150.7      341.2    404.5
Extraordinary loss on early
   extinguishment of debt, net of taxes          -        -      (33.2)    (2.6)
Extraordinary gain on sale of
   discontinued operations, net of tax       232.5        -      232.5        -
Cumulative effect of a change
   in accounting principle, net of taxes         -        -      (22.1)       -
--------------------------------------------------------------------------------
  Net income                                 325.1    150.7      518.4    401.9
Preferred dividend requirements                  -        -          -     (5.2)
--------------------------------------------------------------------------------

 Net income available
   to common stockholders                  $ 325.1  $ 150.7    $ 518.4  $ 396.7
================================================================================
Basic earnings per share:
    Income from continuing operations
      before extraordinary items and the
      cumulative effect of a change in
      accounting principle                  $ 0.43   $ 0.69     $ 1.58   $ 1.82
    Income (loss) from discontinued
      operations, net of taxes               (0.01)    0.01      (0.03)    0.04
    Extraordinary loss on early
      extinguishment of debt, net of taxes       -        -      (0.15)   (0.01)
    Extraordinary gain on sale of
      discontinued operations, net of taxes   1.06        -       1.06        -
    Cumulative effect of a change in
       accounting principle, net of taes         -        -      (0.10)       -
--------------------------------------------------------------------------------
      Net income                            $ 1.48   $ 0.70     $ 2.36   $ 1.85
--------------------------------------------------------------------------------
Weighted average common
   shares outstanding                        219.2    219.0      219.4    215.0
================================================================================


Diluted earnings per share:
    Income from continuing operations
      before extraordinary items and
      the cumulative effect of a change
      in accounting priciple                $ 0.43   $ 0.68     $ 1.58   $ 1.80
    Income (loss) from discontinued
       operations, net of taxes              (0.01)    0.01      (0.03)    0.04
    Extraordinary loss on early
       extinguishment of debt, net of taxes      -        -      (0.15)   (0.01)
    Extraordinary gain on sale of
       discontinued operations, net of taxes  1.05        -       1.05        -
    Cumulative effect of a change
       in accounting principle, net of taxes     -        -      (0.10)       -
--------------------------------------------------------------------------------
         Net income                         $ 1.47   $ 0.69     $ 2.35   $ 1.83
--------------------------------------------------------------------------------

Weighted average common shares and
     common share equivalents outstanding    220.2    220.0      220.5    217.1
================================================================================
Cash dividends per common share             $ 0.15   $ 0.15     $ 0.45   $ 0.45
================================================================================


    The accompanying notes are an integral part of the consolidated financial statements.





                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Nine months Ended
                    September 26, 1999 and September 27, 1998

(in millions)                                                 1999       1998
--------------------------------------------------------------------------------
Cash provided by (used for)operating activities:
  Net income                                                  $518.4    $ 401.9
  Depreciation expense                                         332.9      318.0
  Amortization of goodwill                                      14.2       14.2
  Deferred income tax provision                                 52.7      128.0
  Restructure and other items                                  (14.5)     (20.5)
  (Income) loss from discontinued operations, net of taxes       6.4       (9.0)
  Gain on sale of discontinued operations, net of taxes       (232.5)         -
  Loss on early extinguishment of debt, net of taxes            33.2        2.6
  Cumulative effect of a change in accounting
     principle, net of taxes                                    22.1          -
  Change in current assets and liabilities, excluding
     effects of acquisitions and dispositions:
      Accounts receivable                                     (125.0)    (146.5)
      Inventories                                              (16.3)      (4.0)
      Prepaid expenses and other current assets                 (6.1)       7.2
      Accounts payable and accrued liabilities                 (26.6)     (34.3)
  Other, net                                                   (16.1)     (37.6)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Cash provided by (used for)investing activities:
  Expenditures for property, plant and equipment              (346.5)    (321.7)
  Cash paid for acquisitions, net                              (56.7)      (2.5)
  Increase in net assets of discontinued operations            (34.4)      (9.9)
  Proceeds from sale of discontinued operations                825.8          -
  Other, net                                                     2.2       14.6
--------------------------------------------------------------------------------
Cash provided by (used for) investing activities               390.4     (319.5)
--------------------------------------------------------------------------------
Cash provided by (used for) financing activities:
  Additions to long-term debt                                  357.3      466.0
  Payments of long-term debt                                  (340.5)     (94.3)
  Net decrease in revolving debt                              (764.9)    (594.6)
  Premiums paid on early extinguishment of debt
    and debt issuance costs                                    (56.2)      (5.6)
  Redemption of preferred stock                                    -       (6.6)
  Common and preferred stock cash dividends paid               (98.9)    (106.6)
  Proceeds from exercise of stock options                       15.0       27.5
  Common stock purchases                                       (53.6)         -
  Other, net                                                    11.0          -
--------------------------------------------------------------------------------
Cash used for financing activities                            (930.8)    (314.2)
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                 2.4      (13.7)
Cash and cash equivalents, beginning of period                   5.3       33.6
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $ 7.7     $ 19.9
================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.






                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies

   Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated financial statements of Fort James Corporation ("Fort James" or "the Company") contain all adjustments (consisting of only normal recurring accruals, except as described in Note 3 of Notes to Consolidated Financial Statements) necessary to present fairly the Company's consolidated financial position as of September 26, 1999, its results of operations for the quarters and nine months ended September
26, 1999 and  September  27, 1998,  and its cash flows for the nine months ended
September 26, 1999 and September 27, 1998.  The balance sheet as of December 27,
1998 was derived from audited financial statements as of that date. The results of operations for the quarter and nine months ended September 26, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.       Discontinued Operations

     On August 2, 1999, Fort James completed the sale of its Packaging business to ACX Technologies, Inc. for $825.8 million in cash. The Company recognized an extraordinary gain on the sale of $381.9 million ($232.5 million after taxes, or $1.05 per diluted share). The Packaging business consisted of the operations, assets, and liabilities of the Company's folding carton, healthcare, and microwave packaging manufacturing facilities. The Packaging business is treated as a discontinued operation and the financial statements have been restated for periods prior to the disposal date. The results of discontinued operations include operating profits, certain unusual items, and an allocation of interest expense and taxes.
     Results of the  Packaging  business  for the quarters and nine months ended
September 26, 1999 and September 27, 1998 were as follows:

                                         Quarter                   Nine Months
                               -------------------------------------------------
(in millions)                       1999         1998          1999        1998
--------------------------------------------------------------------------------
Net sales                         $ 51.6      $ 148.1       $ 330.5     $ 441.4
================================================================================
Income (loss) from discontinued
   operations                     $ (2.3)       $ 5.8        $ (9.1)     $ 16.4
Tax benefit (expense)                0.8         (2.7)          2.7        (7.4)
--------------------------------------------------------------------------------
Income (loss) from discontinued
   operations, net of taxes       $ (1.5)       $ 3.1        $ (6.4)      $ 9.0
================================================================================


3.       Unusual and Non-recurring Items

     Results for the quarter and nine months ended September 26, 1999 included net non-recurring credits of $13.4 million ($12.0 million after taxes, or $0.06 per diluted share) and $14.5 million ($12.7 million after taxes, or $0.06 per diluted share), respectively. Non-recurring credits for the nine months included a net reversal of merger-related restructure accruals due to revisions of estimates, partially offset by a pretax charge for a permanent impairment write-down of a non-operating asset.

     Results for the quarter and nine months ended September 27, 1998 included net pretax charges of $12.7 million ($7.8 million after taxes, or $0.03 per diluted share) and $28.0 million ($17.3 million after taxes, or $0.08 per diluted share), respectively. Net pretax charges for the nine months included charges for severance, relocation, and other merger-related costs, which were not accruable in 1997 under generally accepted accounting principles. These charges were partially offset by contract terminations on terms more favorable than anticipated in the restructure plan. In addition, the Company reversed
$10.5 million ($0.05 per diluted share for both the quarter and nine months) of merger-related tax reserves established in 1997 in accordance with temporary IRS regulations, which were subsequently rescinded.

     For the third quarter and nine months ended September 26, 1999, income from operations included $46.0 million of unusual items for severance and other costs related to a reduction-in-force program and for antitrust and other litigation accruals, of which $17.8 million is included in cost of sales and $28.2 million is included in selling and administrative expense. The Company recorded a charge of $25.0 million for a program that will reduce headcount by approximately 1,300 employees. As of September 26, 1999, headcount has been reduced by more than 400 employees and termination benefits of $0.9 million have been paid.

4.       Stock Repurchase Program

     Concurrent with the sale of the Packaging business, the Company began execution of the previously announced $500 million, 18 month stock buy-back program. During the quarter, 1.5 million shares were purchased at a total cost of $53.6 million.

5.       Inventories

     The components of inventories  were as follows as of September 26, 1999 and
December 27, 1998:
                                                        September      December
(in millions)                                                1999          1998
--------------------------------------------------------------------------------
Raw materials                                             $ 158.0       $ 164.2
Finished goods and work in process                          503.1         510.9
Stores and supplies                                         172.1         163.2
--------------------------------------------------------------------------------
Reduction to state certain inventories                      833.2         838.3
  at last-in, first-out cost                                (13.9)        (31.8)
--------------------------------------------------------------------------------
    Total inventories                                     $ 819.3       $ 806.5
================================================================================

6.       Comprehensive Income

     Comprehensive income for the quarters ended September 26, 1999 and September 27, 1998 was $364.5 million and $229.8 million, respectively. For the nine months ended September 26, 1999 and September 27, 1998, comprehensive income was $429.6 million and $450.0 million, respectively. The difference between net income and comprehensive income is due to foreign currency translation gains and losses. Comprehensive income for the nine months ended
September 27, 1998 also included unrealized losses on securities.

7.       Income Taxes

     The Company's effective income tax rate was 32.4 percent for the nine months ended September 26, 1999 compared to 34.5 percent for the first nine months of 1998. The difference between the Company's effective income tax rate and the statutory federal income tax rate for the first nine months of 1999, is primarily due to state and foreign income taxes and the benefits of tax planning strategies.

8.       Extraordinary Loss on Early Extinguishment of Debt

     The  extraordinary  loss on the early  extinguishment  of debt for the nine months ended  September  26, 1999 and  September  27, 1998 was $54.4 million and
$4.2  million,   net  of  income  taxes  of  $21.2  million  and  $1.6  million, respectively.  During  the first nine  months of 1999,  the  Company  refinanced
$125.3 million of 9.25% senior notes, $64.0 million of 8.38% senior notes, $62.0 million of 7.75%  senior  notes and $58.8  million of 9.0%  senior  subordinated notes prior to their scheduled maturities.  The debt was substantially  replaced with a e300 million, 4.75% Euro denominated bond.

9.       Income Per Common Share and Common Share Equivalent

     Income and share information used in determining earnings per share for the quarters and nine months ended September 26, 1999 and September 27, 1998 were calculated as follows:

                                                    1999                1998
                                               ---------------------------------
(in millions, except per share amounts)        Income   Shares   Income   Shares
--------------------------------------------------------------------------------
Quarter:
Amounts used to  compute  basic  earnings  per  share:
Income  from  continuing operations before
extraordinary items and cumulative
effect of a change in accounting principle               $94.1           $ 147.6
    Weighted average common shares outstanding           219.2             219.0
Effect of dilutive securities:
     Options                                               1.0               1.0
--------------------------------------------------------------------------------
Amounts used to compute diluted
    earnings per share                            $94.1  220.2   $ 147.6   220.0
================================================================================

Nine months:
Amounts used to  compute  basic  earnings  per  share:
Income  from  continuing operations before
extraordinary items and cumulative
effect of a change in accounting principle            $ 347.6           $ 395.5
 Preferred stock dividends                                 -               (5.2)
--------------------------------------------------------------------------------
    Income available to
      common stockholders                         347.6             390.3
    Weighted average common
       shares outstanding                                219.4             215.0
Effect of dilutive securities:
   Options                                                 1.1               2.1
--------------------------------------------------------------------------------
Amounts used to compute
   diluted earnings per share                   $ 347.6  220.5    $ 390.3  217.1
================================================================================


     Series K, L and N preferred stocks, which were redeemed or converted in the second quarter of 1998, were antidilutive in the first quarter of 1998.



10.      Fort James Operating Company

     Fort James Operating Company ("FJOC") is an obligor of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934.
In accordance with Staff Accounting Bulletin No. 53, the following condensed financial information for FJOC for the quarters and nine months ended September
26, 1999 and  September  27, 1998 and as of September  26, 1999 and December 27,
1998 is presented in lieu of consolidated financial statements because the securities are fully and unconditionally guaranteed by Fort James and management has determined that such information is not material to the holders of the securities.

                                              Quarter              Nine Months
                                          --------------------------------------
(in millions)                              1999     1998         1999       1998
--------------------------------------------------------------------------------
Condensed income statement information:
Net sales                               $ 1,244.5 $ 1,114.6  $ 3,512.4  $3,301.2
Gross profit                                367.1     373.0    1,055.9   1,080.6
Income from continuing operations
  before extraordinary items and
  the cumulative effect of a change
  in accounting principle                  (11.2)     (38.2)      31.9      46.8
Net income                                 (26.5)     (28.9)       6.1      66.2
================================================================================
                                            September     December
(in millions)                                    1999         1998
------------------------------------------------------------------
Condensed balance sheet information:
Current assets                                $ 975.0      $ 865.8
Noncurrent assets                             3,116.6      3,575.7
Current liabilities                             532.4        651.0
Noncurrent liabilities                        4,894.7      5,129.5
==================================================================

11.      Commitments and Contingent Liabilities

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

     Fort  James,  along  with  others,  has been  identified  as a  potentially responsible  party  ("PRP")  at various  U.S.  Environmental  Protection  Agency
("EPA")   designated   Superfund   sites  and  is  involved  in  other  remedial
investigations and actions under federal and state laws. The Company, along with six other current and former  operators of pulp and paper  facilities,  has been identified as a PRP for  contamination by hazardous  substances of the lower Fox
River.  Various  state and  federal  agencies  and tribal  entities  are seeking sediment  restoration  and natural  resources  damages.  In February  1999,  the
Wisconsin  Department of Natural  Resources  released for public comment a draft remedial investigation/feasibility study of the Fox River. While the draft study did not advocate any specific  restoration  alternatives,  it included estimated total costs  ranging from zero for 'no action' to  approximately  $720  million, depending on the alternative or combination of alternatives  selected. The final restoration alternative and the Company's share of the related costs are unknown at this time. The Company,  along with other PRPs, is also  participating in the funding of a remedial  investigation/feasibility  study of  contamination of the
Kalamazoo River.  Management does not anticipate  selection of a remedy prior to
2002.  The Company  believes that its share of the  restoration  costs for these sites  will not have a material  adverse  impact on its  consolidated  financial position but could have a material effect on consolidated  results of operations in a given period.

     It is the Company's policy to accrue remediation costs on an undiscounted basis when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. As of September 26, 1999, Fort James' accrued environmental liabilities, including remediation and landfill closure costs, totaled $68.4 million.

Litigation:

     In May 1997, the Attorney General of the State of Florida filed a civil action in the United States District Court for the Northern District of Florida at Gainesville (the "Florida District Court"), against the Company and seven other manufacturers of sanitary commercial paper products alleging violations of federal and state antitrust and unfair competition laws. The complaint seeks damages on behalf of the state under Florida law of $1 million against each defendant for each violation, unspecified treble damages and injunctive relief.
Four other state attorney generals have brought similar suits that were consolidated in the Florida District Court. In October 1999, the defendants reached agreement in principal with the State of Florida by which the Florida state case was settled. The Company admits no wrongdoing. Numerous other suits have been filed in federal courts on behalf of an alleged class of direct purchasers, all seeking similar damages for similar alleged violations. The class actions were consolidated in the Florida District Court, and in July 1998, the Court conditionally certified the class. Class actions also have been filed in four states, on behalf of an alleged class of indirect purchasers, seeking similar damages for similar alleged violations under state law. The Company believes that these cases are without merit and is vigorously defending both the federal and state actions.

     Although the ultimate disposition of the various legal proceedings to which the Company is a party cannot be predicted with certainty, it is the Company's policy to accrue settlement costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. It is the opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition of Fort James but could have a material effect on consolidated results of operations in a given period.

12.      Segments

     Segment sales and income from operations before unusual and non-recurring items for the quarters and nine months ended September 26, 1999 and September
27, 1998 and total assets as of September 26, 1999 and September 27, 1998 were as follows:


                                                       Tissue                          Communi-     Inter-
                                                  -----------------------              cations      company
                                                        North                        Papers and       and
(in millions)                                         America      Europe    Dixie      Fiber      Corporate        Total
-------------------------------------------------------------------------------------------------------------------------
Quarter ended September 1999
Net sales                                             $ 950.3     $ 452.1  $ 195.2    $ 209.3        $(67.6)    $ 1,739.3
Intercompany sales                                       24.2           -      0.8       42.6           -            67.6
Income from operations before
   restructure and other items (a)                      125.6        50.8     20.3        1.8         (30.3)        168.2
=========================================================================================================================
Quarter ended September 1998
Net sales                                             $ 935.7     $ 463.5  $ 193.3    $ 189.6        $(68.4)    $ 1,713.7
Intercompany sales                                       27.7           -      0.9       39.8            -           68.4
Income from operations before
   restructure and other items                          228.3        59.3     20.5        2.0         (22.3)        287.8
=========================================================================================================================
Nine months ended September 1999
Net sales                                           $ 2,763.4   $ 1,374.3  $ 591.1    $ 606.2       $(208.2)    $ 5,126.8
Intercompany sales                                       80.1           -      2.4      125.7           -           208.2
Income from operations before
   restructure and other items (a)                      501.2       169.3     78.2      (21.0)        (70.9)        656.8
Total assets                                          3,020.3     2,299.1    420.2      804.3         732.5       7,276.4
=========================================================================================================================
Nine months ended September 1998
Net sales                                           $ 2,729.4   $ 1,387.7  $ 590.6    $ 615.5       $(209.6)    $ 5,113.6
Intercompany sales                                       84.7           -      2.3      122.6           -           209.6
Income from operations before
   restructure and other items                          646.9       172.4     71.6       11.9         (66.1)        836.7
Total assets                                          3,046.8     2,333.0    412.9      840.2       1,181.1  (b)  7,814.0
=========================================================================================================================


   (a) For the quarter and nine months ended September 26, 1999, income from operations included $46.0 million of unusual items for severance and litigation accruals, of which $17.8 million is included in cost of sales and $28.2 million is included in selling and administrative expense. Details by segment are outlined below.

                                                       Excluding Unusual Items
                                                     ---------------------------
                                Unusual Items       Third Quarter   Year-to-Date
-----------------------------------------------     ----------------------------
 Tissue - North America           $ 34.7              $ 160.3           $ 535.9
 Tissue - Europe                       -                 50.8             169.3
 Dixie                               0.9                 21.2              79.1
 Communications Papers and Fiber     2.1                  3.9             (18.9)
 Corporate                           8.3                (22.0)            (62.6)
-------------------------------------------------   ----------------------------
   Total                          $ 46.0              $ 214.2           $ 702.8
=================================================   ============================

     (b) Includes net assets of discontinued operations, which were previously reported as a separate segment.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

Results of Operations

     For the quarters and nine months ended September 26, 1999 and September 27,
1998, the Company recorded certain unusual and non-recurring items. These items, which are further discussed below,  included unusual charges for severance costs related to a reduction-in-force program, along with accruals for litigation, and
non-recurring   merger-related   restructure  and  other  charges,   results  of
discontinued  operations,  extraordinary  losses on the early  extinguishment of debt, an  extraordinary  gain on the sale of  discontinued  operations,  and the cumulative effect of a change in accounting principle.

                          1999 (a)(c)                             1998 (b)(d)
                        --------------------------------------------------------
                                       Excluding                   Excluding
(in millions,                          Unusual and                 Unusual and
except per share data)       Reported  Non-recurring   Reported    Non-recurring
--------------------------------------------------------------------------------
Quarter:
Net sales                 $ 1,739.3       $ 1,739.3   $ 1,713.7        $ 1,713.7
Income from operations        181.6           214.2       275.1            287.8
Net income                    325.1           110.2       150.7            144.9
Diluted earnings per share   $ 1.47          $ 0.50      $ 0.69           $ 0.66
================================================================================
Nine months:
Net sales                 $ 5,126.8       $ 5,126.8   $ 5,113.6        $ 5,113.6
Income from operations        671.3           702.8       808.7            836.7
Net income                    518.4           363.0       401.9            402.3
Diluted earnings per share   $ 2.35          $ 1.65      $ 1.83           $ 1.83
================================================================================

(a) Income from operations and net income for the third quarter of 1999 included net non-recurring credits of $13.4 million ($12.0 million after taxes or $0.06 per diluted share) for the reversal of merger-related restructuring accruals due to revisions of estimates, partially offset by a permanent impairment write-down of a non-operating asset, and unusual charges of $46.0 million ($28.1 million after taxes or $0.13 per diluted share) for severance and other costs related to a reduction-in-force program and accruals for on-going litigation. Net income also included a loss from discontinued operations of $2.3 million ($1.5 million after taxes or $0.01 per diluted share) and an extraordinary gain on the sale of discontinued operations of $381.9 million ($232.5 million after taxes or $1.05 per diluted share).

(b)  Income  from  operations  and net  income  for the  third  quarter  of 1998 included merger-related costs not accruable in 1997 of $12.7 million ($7.8 million after taxes or $0.03 per diluted share). Net income also included a credit of $10.5 million ($0.05 per diluted share) for the reversal of merger related tax reserves established in 1997 in accordance with temporary IRS regulations, which were subsequently rescinded and income from discontinued operations of $5.8 million ($3.1 million after taxes or $0.01 per diluted share).

(c) Income from operations and net income for the first nine months of 1999 included net non-recurring credits of $14.5 million ($12.7 million after taxes or $0.06 per diluted share) for the reversal of merger-related restructure accruals due to revisions of estimates, partially offset by a permanent impairment write-down of a non-operating asset, and unusual charges of $46.0 million ($28.1 million after taxes or $0.13 per diluted share) for severance and other costs related to a reduction-in-force program and accruals for on-going litigation. Net income also included a loss from discontinued operations of $9.1 million ($6.4 million after taxes or $0.03 per diluted share), an extraordinary loss on early extinguishment of debt of $54.4 million ($33.2 million after taxes or $0.15 per diluted share), the cumulative effect of a change in accounting for start-up costs of $34.1 million ($22.1 million after taxes or $0.10 per diluted share) and an extraordinary gain on the sale of discontinued operations of $381.9 million ($232.5 million after taxes or $1.05 per diluted share).

(d)  Income  from  operations  and net income for the first nine  months of 1998 included merger-related relocation costs and costs not accruable in 1997 of
     $28.0 million ($17.3 million after taxes or $0.08 per diluted  share).  Net income also  included a credit of $10.5 million  ($0.05 per diluted  share)
     for the  reversal of merger  related tax  reserves  established  in 1997 in
     accordance  with  temporary  IRS  regulations,   which  were   subsequently
     rescinded,  income from  discontinued  operations  of $16.4  million  ($9.0 million after taxes or $0.04 per diluted share) and an  extraordinary  loss on early  extinguishment  of debt of $4.2 million ($2.6 million after taxes or $0.01 per diluted share).

Tissue - North America
                                    Quarter                 Nine months
                         --------------------------  ---------------------------
(in millions)             1999     1998   Inc/(Dec)   1999       1998  Inc/(Dec)
---------------------------------------------------  ---------------------------
Net sales               $ 950.3  $ 935.7     1.6%   $ 2,763.4  $ 2,729.4    1.2%
Income from operations,
  before unusual items    160.3    228.3   -29.8%       535.9      646.9  -17.2%
Income from operations    125.6    228.3   -45.0%       501.2      646.9  -22.5%
===================================================  ===========================

     Tissue - North America sales and income from operations for the third quarter benefited from strong retail bath tissue and towel and away-from-home bath tissue volume growth, offset by higher retail promotional spending and lower away-from-home pricing. Higher distribution and warehousing costs and accruals for unusual charges also adversely affected profits.

     Income from operations for the nine months was generally affected by the same factors as the quarter except that the benefits of away-from-home volume growth were lower and inflationary costs were higher.

Tissue - Europe
                          Quarter                           Nine months
               ------------------------------  ---------------------------------
(in millions)   1999     1998     Inc/(Dec)        1999        1998    Inc/(Dec)
---------------------------------------------  ---------------------------------
Net sales       $ 452.1  $ 463.5      -2.5%     $ 1,374.3   $ 1,387.7      -1.0%
Income from
  operations       50.8     59.3     -14.3%         169.3       172.4      -1.8%
=============================================  =================================

     The Tissue - Europe business reported strong volume growth for the quarter in primary branded markets, which was substantially offset by lower private label volumes, competitive pricing activity and higher inflationary costs. In addition, changes in foreign currency translation rates had a negative effect of approximately 5% on sales and operating profits compared to the prior-year quarter. The year-to-date effect of changes in exchange rates on both sales and operating profits was not significant.

     For the nine months the benefits of cost reduction efforts were largely offset by lower average selling prices and increased promotional spending due to competitive market conditions.

     On July 1, 1999, the company completed the previously announced acquisition of Demak'Up, broadening the Company's European product portfolio with the leading European brand of cotton facial cleansing pads.

Dixie
                                  Quarter                     Nine months
                       -----------------------------  --------------------------
(in millions)          1999       1998     Inc/(Dec     1999     1998  Inc/(Dec)
----------------------------------------------------  --------------------------
Net sales              $ 195.2    $ 193.3     1.0%     $ 591.1  $ 590.6     0.1%
Income from operations,
   before unusual items   21.2       20.5     3.4%        79.1     71.6    10.5%
Income from operations    20.3       20.5    -1.0%        78.2     71.6     9.2%
====================================================  ==========================

     Income from operations for the Dixie business was marginally lower than the prior year quarter as strong retail volumes and the benefits of cost reduction efforts were offset by accruals for unusual items. Excluding unusual items, profits improved by more than 3%. Retail volumes for the quarter and nine months improved as a result of strong growth in plates and plastic party cups due to new value packs and strength in the warehouse club channel. In addition, for the nine months, cost reduction efforts also contributed to the improvement in Dixie's results.

Communications Papers and Fiber
                                  Quarter                       Nine months
                         ---------------------------   -------------------------
(in millions)            1999     1998    Inc/(Dec)     1999     1998  Inc/(Dec)
----------------------------------------------------   -------------------------
Net sales                $ 209.3  $ 189.6   10.4%      $ 606.2  $ 615.5    -1.5%
Income from operations,
   before unusual items      3.9      2.0   95.0%          (18.9)    11.9     NM
Income (loss) from
   operations                1.8      2.0  -10.0%          (21.0)    11.9     NM
====================================================  ==========================
NM - not meaningful

     Communications Papers and Fiber results, excluding the effect of unusual items, for the quarter and nine months reflect improvements in market pulp volumes and cost reduction benefits. However, lower average year-to-date pricing for uncoated free sheet, groundwood papers, and market pulp continue to offset increased uncoated free sheet paper and pulp volumes.
Other Income

     Other income for the nine months ended September 26, 1999 was $18.5 million compared to other expense of $1.8 million in the prior year. The increase is primarily attributable to interest income on a tax refund of $9.3 million and a net improvement of $11.4 million in foreign currency translation gains (losses).

Discontinued Operations

     On August 2, 1999, Fort James completed the sale of its Packaging business to ACX Technologies, Inc. for $825.8 million in cash. As a result of the sale, the Company recorded an extraordinary gain of $381.9 million ($232.5 million after tax or $1.05 per diluted share). The operating results of the Packaging business are treated as a discontinued operation and the financial statements have been restated for periods prior to the disposal date. The results of discontinued operations include operating profits, certain unusual items, and an allocation of interest expense and taxes.

Financial Condition

     Cash provided by operating activities totaled $542.8 million in the first nine months of 1999, compared with $620.0 million in the prior year. The decrease is primarily due to lower earnings and decreased accounts payable and accrued liabilities, partially offset by reduced merger-related spending. The
Company's current ratio was 1.2 as of September 1999 and December 1998, while working capital increased to $376.4 million from $292.5 million for the same periods. The increase in working capital is primarily due to higher accounts receivable, partially offset by decreased current deferred income taxes. Capital expenditures were $346.5 million for the nine months ended September 1999, compared to $321.7 million for the same period in the prior year. In the third quarter of 1999, the Company received cash proceeds of $825.8 million from the sale of its Packaging business, which were primarily used to reduce revolving credit borrowings.

     As of September 1999, total indebtedness was $ 3.1 billion and, including the effect of interest rate swaps, included approximately $2.5 billion of fixed rate and $0.6 billion of floating rate obligations. As of December 1998, total indebtedness was $3.89 billion and, including the effect of interest rate swaps, included $2.8 billion of fixed rate and $1.1 billion of floating rate obligations. Outstanding borrowings of $0.2 billion were supported by revolving credit and money market facilities as of September 1999, compared to $0.9 billion as of December 1998. Under the most restrictive provisions of the Company's debt agreements, the Company had additional borrowing capacity of approximately $2.0 billion as of September 1999.

Restructuring

     Merger-related restructuring liabilities changed during the nine months as follows:

                                December  Estimate    Cash   Reclassi  September
(in millions)                     1998    Revisions Payments fications    1999
--------------------------------------------------------------------------------
Facility closures and
   write-downs of redundant
   property, plant and equipment$ 24.9     $ 5.9    $ (9.1)   $ (4.9)     $ 16.8
Severance and other
   employee-related costs         46.9     (21.3)    (17.9)     (3.1)        4.6
Costs of terminating
   contracts and other
   long-term agreements            7.8       2.9      (3.2)      (3.5)       4.0
================================================================================
   Accrued restructure costs    $ 79.6   $ (12.5)  $ (30.2)   $ (11.5)    $ 25.4
================================================================================

Stock Repurchase Program

     Concurrent with the sale of the Packaging business, the Company began execution of the previously announced $500 million, 18 month stock buy-back program. During the quarter, 1.5 million shares were purchased at a total cost of $53.6 million.

Year 2000

     As  outlined in the  Company's  Form 10-K for the year ended  December  27,
1998,  the Company has  established a Y2K Project  Office to coordinate its Year
2000 ("Y2K")  efforts.  The Y2K Project  Office is  organized  into various work categories which,  where appropriate,  include specific work plans,  contingency plans, schedules,  and goals. The vast majority of the Company's Y2K remediation work has been  completed  according to  previously  identified  time  schedules.
However,  the completion  date for  remediation of a limited number of Mainframe
Internal System applications has been revised to the fourth quarter of 1999. All work categories are estimated to be completed  prior to year-end;  remaining in-
process  efforts  consist  of a limited  number  of  distinct  modules  and site specific applications.
     The  Company's  business   continuity   planning  components  include  risk
management,  contingency planning, and disaster recovery. The Company's business continuity  plans are  substantially  complete with mission  critical  processes identified  and  executable  recovery  plans in place.  On-going  fourth quarter activities will include command center  staffing and  communication  procedures, critical  supply  inventory  build,  and  continued  customer  and  supplier Y2K compliance  verification.  In the event of an unforeseen Y2K related issue,  the command center will gather  information,  monitor  compliance  with  contingency plans,  track resources,  and provide  centralized  communications and executive briefings.
     The  Company  expects its Y2K project to be  completed  prior to  year-end;
however,  due to the  interdependent  nature of computer systems there can be no assurance that the systems of other entities on which the Company's systems rely will be  remediated in a timely  manner.  Though it is impossible to predict all potential Y2K uncertainties,  management believes that the Company's Y2K project
will   significantly   reduce  its  risk  of  material  loss  in  the  event  of
non-compliance by the Company,  its vendors or its suppliers.  In the opinion of management, delays in the production or processing of orders, or the delivery of finished goods would be the most likely worst-case  scenario of the inability of the Company or its customers or suppliers to resolve their Y2K problems.
     Approximately  $4 million  and $24  million in Y2K  related  expenses  were incurred during the quarter and nine months ended September 1999,  respectively.
The Company anticipates incurring additional expense of $1 million to $2 million to complete and test required Y2K system modifications and replacements.

Effect of New Accounting Standards

         See Note 1 to the Consolidated Financial Statements.

Information Concerning Forward-Looking Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the Company's ability to sustain momentum in the retail marketplace, maintain continuing improvement in the away from home market, successfully introduce new products, increase customer service levels and concurrently manage distribution costs, the ability to achieve projected net cost reductions, and the ability to successfully remediate Year
2000 problems.








Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         See Note 10 to the Consolidated  Financial Statements of this Quarterly
         Report on Form 10-Q.

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

                  Exhibit
                  Number

                  10       Separation Agreement and Mutual Release

                  27       Financial  Data  Schedules  for the nine months ended
                           September 26, 1999 (filed electronically only)




(b)      Reports on Form 8-K:

                         No reports on Form 8-K were filed by the Company during the quarter ended September 26, 1999, and subsequent thereto.









SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FORT JAMES CORPORATION


                            By:/s/Joseph W. McGarr
                                  Joseph W. McGarr
                                  Senior Vice President and Corporate Controller
                                  (Principal Accounting Officer)





Date:  November 5, 1999

