Form 10-K405
period 1999-12-26
FORT JAMES CORP
filed 2000-03-27
CIK 53117

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    of the
                        SECURITIES EXCHANGE ACT OF 1934

         For the year ended                          Commission File
          December 26, 1999                           Number 1-7911

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

          Securities registered pursuant to Section 12(b) of the Act:

                                Name of Each Exchange
Title of Each Class              on Which Registered
-------------------            -----------------------
Common Stock, $.10 par value   New York Stock Exchange

Rights to Purchase Series M    New York Stock Exchange
 Cumulative Participating
 Preferred Stock, $10 par
 value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant, at close of business, February 27, 2000........  $4,134,600,000
Number of shares of $.10 par value common stock outstanding, as
 of February 27, 2000...........................................     213,398,208

                     Documents Incorporated by Reference:

  (1) Portions of the registrant's Annual Report to Shareholders for the year ended December 26, 1999, incorporated into Parts I and II hereof; and (2) Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, incorporated into Part III hereof.

                             FORT JAMES CORPORATION

                           Annual Report on Form 10-K
                               December 26, 1999

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    11
 Item 3.  Legal Proceedings..............................................    12
 Item 4.  Submission of Matters to a Vote of Security Holders............    12
                                    PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................    12
 Item 6.  Selected Financial Data........................................    12
 Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................    13
 Item 7a  Quantitative and Qualitative Disclosures about Market Risk.....    13
 Item 8.  Financial Statements and Supplementary Data....................    13
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.........................................    13
                                    PART III
 Item 10. Directors and Executive Officers of the Registrant.............    13
 Item 11. Executive Compensation.........................................    14
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    14
 Item 13. Certain Relationships and Related Transactions.................    14
                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.....................................................    14

                                    PART I

ITEM 1. BUSINESS

(a) General Development of Business

  Fort James Corporation ("Fort James" or the "Company"), incorporated in the Commonwealth of Virginia, manufactures and markets consumer tissue products, including bath tissue, facial tissue, paper towels and napkins, and disposable tabletop products, including cups, plates, bowls and cutlery. Principal markets for the Company's tissue products include North America and Europe, while its disposable tabletop products are marketed primarily in North America under the Dixie name. The Company is the second largest provider of tissue-based products globally, and holds the leading position in North America. In disposable cups and plates, the Company has the largest U.S. retail market share of such products. Additionally, the Company manufactures and markets business, office and printing papers, primarily in the western United States. Fort James also sells small amounts of market pulp and recycled paper in excess of its local needs.

  Fort James was created by the merger of a subsidiary of James River Corporation of Virginia ("James River") with and into Fort Howard Corporation ("Fort Howard") in August 1997 (the "Merger"). The Merger was accounted for as a pooling of interests. In connection with the Merger, James River Corporation of Virginia was renamed Fort James Corporation.

  Disclosures made herein are as of December 26, 1999, or for the 52-week year then ended. Portions of the Fort James Annual Report to Shareholders for the year ended December 26, 1999 (the "1999 Annual Report") are incorporated in this Form 10-K by specific reference. All reference to "Notes" are to Notes to Consolidated Financial Statements in the 1999 Annual Report. All references to tons refer to short tons, unless otherwise specifically indicated.

 1999 Developments

  1.  Dispositions

      In December 1999, Fort James signed an agreement to sell its non-integrated softwood kraft pulp mill in Marathon, Ontario ("Marathon"), to a joint venture between Tembec Inc. and Kruger Inc. for $69.1 million. In addition, the parties entered into a three-year renewable supply agreement, largely to provide pulp to the Company's non-integrated European tissue operations. This sale closed on January 31, 2000. In December 1999, the Company also announced its decision to exit the groundwood paper business ("the Groundwood Business") by closing its groundwood paper operations at the Wauna mill in Clatskanie, Oregon in the first quarter of 2000. The operations of the Groundwood Business include a whole log chipping operation, a groundwood pulp mill and a 140,000 ton per year paper machine.

      In August 1999, the Company sold its Packaging business to ACX Technologies, Inc. for $836.3 million in cash. The sale included the operations, assets, and liabilities of the Company's folding carton, healthcare, and microwave packaging manufacturing facilities. As a result of the sale, the operating results of the Packaging business have been reported as discontinued operations.

  2.  Acquisitions

      In December 1999, Fort James purchased its partner's 50% interest in the Naheola Cogeneration Limited Partnership ("the Naheola
    Partnership") for $53.6 million and refinanced $141 million of 9% Naheola Partnership debt on more favorable terms. The Naheola
    Partnership provides energy to the Company's Naheola, Alabama mill. The acquisition of the equity interest was recorded as a purchase.

      In July 1999, the Company acquired the operations of the Demak'Up brand from The Procter & Gamble Company for $56.7 million. Demak'Up is the leading European brand of make-up removal cotton pads. The operations include a cotton product manufacturing plant in Brionne, France. The acquisition was accounted for as a purchase.

  3.  Stock Buy-Back Plan

      In August 1999, the Company commenced a $500 million stock purchase program intended to be completed in 18 months. As of December 26, 1999, the Company had purchased 7.1 million shares of common stock at a total cost of $199.7 million.

  Additional information on the Company's dispositions and acquisitions is presented in Note 2 of Notes to Consolidated Financial Statements in the 1999 Annual Report, which information is incorporated herein by reference.

(b) Financial Information About Industry Segments

  For financial reporting purposes, Fort James operations are separated into the following segments:

  . Tissue--North America, which manufactures and markets paper-based towel and tissue products;

  . Tissue--Europe, which also manufactures and markets paper-based towel and tissue products, as well as feminine hygiene products and health care and pharmacy items;

  . Dixie, which manufactures and markets disposable plates, cups and cutlery principally under its DIXIE brand;

  . Communications Papers and Fiber, which manufactures and markets uncoated business and printing papers for the commercial printing and office markets, also includes pulp sales to both intercompany and third-party customers and the Harmon Associates wastepaper brokerage business.

  Included in 1999 income from operations for segment results, are unusual charges for severance and other costs related to a reduction-in-force program and for antitrust and other litigation accruals of $46.0 million. Income from operations, before restructure and other items, is used to measure segment profitability.

  Financial information on the Company's segments is presented in Note 14 of Notes to Consolidated Financial Statements in the 1999 Annual Report, which information is incorporated herein by reference.

(c) Narrative Description of Business

 Principal Products

  Fort James processes basic raw materials, such as wood, wood pulp, wastepaper, paperboard and plastic resins, into products, which generally are close to or in their end use form. Market share and product rankings are based on U.S. industry statistics for the 52-week period ended January 15, 2000, or internal Company estimates.

 Tissue--North America

  In 1999, the Tissue--North America business reported income from operations of $644.7 million on sales of $3.6 billion (net of intercompany sales), representing 52% of consolidated net sales. Income from operations, excluding unusual items, was $679.4 million.

  In the retail channel, which accounts for approximately 60% of segment sales, Fort James produces both branded and private label products. The Company's principal retail brands include QUILTED NORTHERN bathroom tissue (the number two bathroom tissue brand), BRAWNY paper towels (the number two paper towel brand), MARDI GRAS napkins (the leading paper napkin brand) and paper towels, VANITY FAIR premium dinner napkins (the number one premium napkin brand), NORTHERN paper napkins (the number three paper napkin brand), and SOFT'N GENTLE bathroom and facial tissue.

  Fort James also supplies private label or customer brand products to some of the best known retailers in the United States including Wal-Mart Stores, Inc., Kroger Co., Walgreen Co. and Federated Foods. The Company believes that it is the leading supplier to the U.S. private label towel and tissue market, with an estimated market share between 40% and 45%. Additionally, the Company believes it is the leading supplier of towel, tissue and napkin products to the warehouse club channel, which includes Costco Wholesale Corporation, Sam's Clubs and BJ's.

  In the away-from-home channel, the Company sells towel and tissue products to foodservice, janitorial supply and sanitary paper distributors for use in restaurants, offices, factories, hospitals, schools and hotels. The Company's principal away-from-home brands include ENVISION, the leading brand of environmentally positioned 100% recycled tissue, towel and napkin products; and PREFERENCE ULTRA premium, PREFERENCE near premium, and ACCLAIM economy tissue, towel and napkin products. With an estimated market share between 35% and 40%, Fort James believes it is the leading producer of towel and tissue products for the U.S. away-from-home channel.

 Tissue--Europe

  In 1999, the Tissue--Europe business reported income from operations of $210.4 million on sales of $1.8 billion, representing 27% of consolidated net sales.

  The Tissue--Europe business is a leading supplier of paper-based consumer products in many European countries. Product lines in both the retail and away- from-home markets include bathroom and facial tissue, paper towels and napkins. Retail sales include both branded and private label products. The Company also markets feminine hygiene products and pharmacy supplies in select countries.

  During 1999, tissue-based products accounted for approximately 85% to 90% of annual sales with the balance comprised of feminine hygiene products, ancillary products, such as health care and pharmacy items, and unconverted tissue parent rolls. Fort James sells its towel and tissue products through both retail and away-from-home distribution channels in Europe. Approximately 75% of European towel and tissue sales were into retail distribution channels and the remaining 25% were into away-from-home and other channels. Sales into retail channels are supported by both branded and private label product offerings.

  The Company's principal European brands include LOTUS bathroom tissue and handkerchiefs (both hold the number one position in France), MOLTONEL bathroom tissue (the number two tissue in France), LOTUS kitchen towels (the number one kitchen towel in the Netherlands), OKAY kitchen towels (the number one kitchen towel in France), COLHOGAR kitchen towels and bathroom tissue (both hold number one positions in Spain), KITTENSOFT towels and bathroom tissue (both hold number one positions in Ireland), EMBO bathroom tissue (the number one tissue in Finland), TENDERLY bathroom tissue (the number two tissue in Italy), DELICA kitchen towels and bathroom tissue (both hold number two positions in Greece), VANIA feminine hygiene products (the leader in France), SELPAK premium tissue products (the leader in Turkey) and DEMAK'UP cotton facial pads (the leader in Europe).

  Fort James' largest European operations are in France and the United Kingdom, which combined, account for approximately 75% of sales. Aggregating retail branded, private label and away-from-home production, the Company believes it is the largest producer of tissue products in France, Spain, Finland, Ireland, and Turkey and the second largest producer in the United Kingdom and Greece.

 Dixie

  During 1999, the Dixie business reported income from operations of $105.1 million on sales of $783.9 million (net of intercompany sales), which represents 12% of consolidated net sales. Income from operations, excluding unusual items, was $106.0 million. The Dixie business is conducted primarily in North America.

  The Dixie business, with one of the most recognized names in disposable plates, cups and cutlery, provides a full range of products for both retail and foodservice distribution channels. The Company's principal retail tabletop brand is DIXIE, which has the largest U.S. retail market share for disposable cups and plates. The Company believes that it is also the leading supplier of tabletop products to the warehouse club channel. Foodservice customers include distributors, restaurants, hotels, office buildings, and institutions. The Company believes that it is one of the largest producers of disposable cups, plates and related products for the foodservice industry. Approximately 55% of sales are into retail distribution channels and the remaining 45% are into foodservice distribution channels.

  In 1999, the Company announced the retail launch of new DIXIE Rinse & ReUse Disposable Stoneware plates and the expansion in foodservice channels of PERFECTOUCH insulated hot cups.

 Communications Papers and Fiber

  During 1999, the Communications Papers and Fiber businesses reported a loss from operations of $8.7 million on sales of $644.8 million (net of intercompany sales), which represented 9% of consolidated net sales. Excluding unusual items, the loss from operations was $6.6 million.

  The Communications Papers business sells printing and publishing papers used in brochures, catalogs, manuals, direct mail and advertising inserts, and on cut-size office printing and copying papers used in printers and copiers. The Company is the largest producer of uncoated communications papers in the western United States and its EUREKA! brand is the number one recycled brand of office and printing papers in the western United States.

  The Company's domestic kraft and deinked pulp operations are fully integrated with its tissue-making and converting operations, with excess production sold externally by the Fiber business. Fiber sales also include both intercompany sales of pulp and third-party sales of wastepaper through the Harmon Associates wastepaper brokerage business.

 Marketing

  The Tissue--North America and Dixie businesses have organized their marketing efforts both along distribution channels and by product line. Fort James' retail products are marketed directly to customers through national and regional sales organizations. The Company's retail sales force markets both consumer towel, tissue and tabletop products directly to grocery stores, drug stores, mass merchandisers and warehouse clubs. In addition, the Company has an away-from-home sales force that markets towel and tissue products primarily to outside distributors, who generally focus on specific market segments. Regional distribution centers located throughout the United States and warehouse space at the Company's production facilities are used to manage inventories and transportation costs.

  Marketing of Fort James' consumer products within Europe is generally similar to such efforts in the United States. However, national (individual country) sales organizations are necessary due to customer preferences and language and cultural differences among countries. The majority of products in Europe are manufactured and sold within national or regional markets, in part, to control logistics and distribution costs.

 Raw Materials and Supplies

  Fort James utilizes a variety of raw materials in its manufacturing processes. These include wood, wood pulp, wastepaper, selected base papers and paperboards and plastic resins and chemicals. Fort James believes there is generally a sufficient supply of these or substitutable raw materials.

  The Company's paper products are manufactured principally from wood-based pulp and deinked pulp which are both produced internally and purchased from external sources. The Company produces deinked pulp through the recycling of wastepaper and other reclaimable fiber sources.

  The capacity of Fort James' pulping facilities in North America and Europe (excluding Marathon and the Groundwood Business) is summarized as follows:

                                                        Capacity (thousands of
     Pulp Type                                          metric tons per year)
     ---------                                        --------------------------
                                                      North America Europe Total
                                                      ------------- ------ -----
     Kraft/Wood pulp.................................     1,695       --   1,695
     Deinked pulp....................................     1,575      360   1,935
                                                          -----      ---   -----
       Total.........................................     3,270      360   3,630
                                                          =====      ===   =====

  In addition to the Company's internal sources, several types of pulp are purchased from both domestic and international suppliers. Purchased pulp is used to supply non-integrated paper mills in Europe, to obtain types of pulp not produced by the Company, and to minimize transportation costs. After the sale of Marathon and the closure of the Groundwood Business, the Company will produce approximately 80% of its pulp requirements. On a geographic basis, the Company will be a net seller in North America of approximately 100,000 metric tons per year of pulp and will purchase approximately 500,000 metric tons of pulp in Europe. The Company's paper machines in Europe are supplied through a combination of purchased chemical pulp, deinked fiber pulp and Fort James' North American pulp production.

  Pulpwood and woodchips used in Fort James' pulp mills are primarily obtained from leased lands, lands covered by long-term cutting rights agreements, supply contracts and open market purchases. All of the timberlands controlled by Fort James are managed on a sustained-yield basis, and the rate of timber harvesting is generally equal to or less than the average growth rate. Fort James currently has controlled access of timber supply on approximately 125,000 acres of timberland.

  Fort James is an industry leader in developing towel and tissue products from recycled wastepaper. Currently, the Company recycles approximately 2.5 million tons of wastepaper annually. The Company uses wastepaper in making a large portion of its consumer and away-from-home tissue products in both North America and Europe, as well as in certain communications papers. The Company obtains deinked and other grades of wastepaper through its Harmon Associates wastepaper brokerage business.

  Bleached paperboard is used in the manufacturing of plates and cups. A substantial portion of Fort James bleached paperboard needs are manufactured at its Naheola, Alabama mill. In addition, the Company makes purchases from outside bleached paperboard producers to obtain grades of paperboard not produced by the Company or to minimize transportation costs. Such purchases are made pursuant to long-term contracts with prices approximately equal to prevailing market prices. In total, the Company is a net seller of a small amount of bleached paperboard.

  Polystyrene and polypropylene plastic resins are utilized in the production of tabletop products including plastic cups and other containers, lids for plastic and paper containers, and plastic cutlery. The Company purchases plastic resins pursuant to negotiated arrangements with a variety of suppliers.

  In addition to these materials, pulp and paper production depends on an adequate supply of water, electric power and various forms of fuel for the generation of steam and electricity. The Company's major types of purchased fuels and energy include electricity, natural gas, coal, oil and petroleum coke. The Company internally generates approximately 45% of its North American electrical energy needs, with cogeneration facilities at a number of its major facilities.

 Trademarks and Patents

  Fort James has a number of trademarks and trade names registered domestically and in certain foreign countries under which it conducts its business. Trademarks include, among others, ACLAIM, BRAWNY, COLHOGAR, DELICA, DEMAK'UP, DIXIE, EMBO, ENVISION, EUREKA!, GREEN FOREST, LOTUS,

MARDI GRAS, MOLTONEL, NORTHERN, OKAY, PERFECTOUCH, PREFERENCE, PREFERENCE ULTRA, QUILTED NORTHERN, QUILT-RAP, SELPAK, SO-DRI, SOFT'N GENTLE, TENDERLY, VANIA, VANITY FAIR, and WORD PRO. The Company considers its trademarks, in the aggregate, to be material to its business, and consequently, seeks trademark protection by all available means. The Company also has a variety of material patents and licenses related to its business. While, in the aggregate, the foregoing patents and licenses are of material importance to Fort James' business, the Company believes the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on its operations.

 Seasonal Business

  While seasonal variation in demand is not a major factor in the Company's business, the first and fourth quarters of the year are generally the lowest in net sales and operating income. Net sales and profit margins in the Dixie business are generally higher in the spring and summer (second and third quarters) compared to the winter (fourth and first quarters) due to the seasonal strength of the retail DIXIE paper cup and plate business during the summer months. In addition, the away-from-home tissue channel of the North American and European Tissue businesses generally experience lower sales volumes in the fourth quarter, when many industrial customers are on extended holiday shutdowns. Profit margins for the Company have also historically been lower in the first and fourth quarters because of holiday, vacation and maintenance shutdowns and higher seasonal energy costs.

 Customers

  For 1999, sales to Fort James' five largest customers in the aggregate accounted for approximately 22% of consolidated net sales. Sales to the five largest Tissue--North America customers accounted for approximately 33% of its sales, sales to the five largest Tissue--Europe customers accounted for approximately 23% of its sales; sales to the five largest Dixie customers accounted for approximately 45% of its sales; and sales to the five largest Communications Papers and Fiber customers accounted for approximately 36% of its sales. There were no individual customers, however, to which sales exceeded 10% of Fort James' consolidated net sales. Though the loss of a single customer may be significant to an individual segment, the Company believes that such loss would not have a long-term material adverse effect on its consolidated financial condition.

 Order Backlog

  In the Tissue-North America, Tissue-Europe and Dixie businesses, the Company maintains product inventories to meet delivery requirements of its customers; therefore, the backlog of customer orders for these segments is not significant. In the Communications Papers business, the Company's backlogs were generally 4 to 17 days as of December 26, 1999 and 5 to 25 days as of December 27, 1998. The order backlog does not vary substantially on a seasonal basis.

 Competition

  Fort James competes in both North America and Europe, with a number of large diversified paper and consumer product companies, such as The Procter & Gamble Company, Kimberly-Clark Corporation and Georgia-Pacific Corporation and large European companies such as Svenska Cellulosa Aktiebolaget (SCA). In addition, the Company also competes with small regional producers. The Company competes on the basis of price, product quality and performance, product development effectiveness, service, and sales and distribution support. Aggressive competitive pricing actions and new product introductions, which may become more intense due to changing industry conditions, could reduce revenues and adversely affect the Company's operating results or financial condition. Increased marketing expenditures by manufacturers of competing branded products could prompt the Company to increase its advertising or promotional expenditures for key branded products. Markets for consumer products are generally regional or national, with limited imports and exports, due to the high bulk and low density of these products, as well as brand recognition factors. Markets for communications papers, however, can be affected by increased imports from Europe, Asia and Latin America.

 Research and Development

  Fort James' major research and development facilities are located in Neenah, Wisconsin and Kunheim, France and its engineering centers are located in Green Bay, Wisconsin; Lehigh Valley, Pennsylvania; and Kunheim, France. The primary efforts at these facilities are to improve existing products, develop new processes and products, improve product quality and process control, manage major capital projects, and provide technical assistance in adhering to regulatory standards. In addition, emphasis is placed upon achieving the Company's cost reduction initiatives for major products through the application of proprietary deinking, papermaking and converting technologies.

  Financial information on the Company's research and development expenditures is presented in Note 1 of Notes to Consolidated Financial Statements in the 1999 Annual Report, which information is incorporated herein by reference.

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

  Fort James has made and will continue to make substantial capital investments and operating expenditures, as well as production adjustments, to comply with increasingly stringent standards for air, water, and solid and hazardous waste regulations. During 1999, capital expenditures totaling approximately $32 million were made by Fort James for pollution control facilities and equipment. Capital expenditures for such purposes on existing facilities are estimated to approximate $45 million for 2000 (including expenditures to comply with the "Cluster Rules"). Estimates of costs for future environmental compliance are necessarily imprecise due to, among other things, the continuing emergence of new environmental laws and regulations and environmental control or process technology developments. While the Company believes that its environmental control costs are likely to increase as environmental regulations become broader and more stringent, Fort James is unable to predict the amount or timing of such increases. Such future regulations could materially increase the Company's capital requirements in future years.

  In 1998, the U.S. Environmental Protection Agency ("EPA") regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions, commonly referred to as the "cluster rules", became effective. These rules require changes in the pulping and bleaching processes presently used in some U.S. pulp mills, including several of Fort James' mills. The majority of the investment required to comply with these regulations is due by 2001, with the possibility of a one-year extension for parts of the program. In fiscal 2000 and 2001, the Company expects to invest approximately $40 million as part of its compliance program.

  Fort James, along with others, has been identified as a potentially responsible party ("PRP") at EPA designated Superfund sites and is involved in other remedial investigations and actions under federal and state laws. These sites include the Lower Fox River in Wisconsin, where the Company and six other companies have been identified as PRPs for contamination of the river by hazardous substances. Various state and federal agencies and tribal entities are seeking sediment restoration and natural resources damages. In February 1999, the Wisconsin Department of Natural Resources released for public comment a draft remedial investigation/feasibility study of the Fox River. While the draft study did not advocate any specific restoration alternatives, it included estimated total costs ranging from zero for "no action' to approximately $720 million, depending on the alternative or combination of alternatives selected. The final restoration alternative and the Company's share of the related costs are unknown at this time. The Company, along with other PRPs, is also participating in the funding of a remedial investigation/feasibility study of contamination of the Kalamazoo River located in Michigan. Management does not anticipate selection of a remedy prior to 2002.

  It is the Company's policy to accrue remediation costs on an undiscounted basis when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. Fort James' accrued environmental liabilities, including remediation and landfill closure costs, totaled $65.6 million as of December 26, 1999 and $54.1 million as of December 27, 1998. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The accruals do not reflect any possible future insurance recoveries. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRPs. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse effect on its consolidated financial position but could have a material effect on consolidated results of operations in a given year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

  Further information pertaining to hazardous substance cleanup, accrued environmental liabilities and other environmental matters affecting the Company is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters" and Note 13 of Notes to Consolidated Financial Statements in the 1999 Annual Report, which information is incorporated herein by reference.

 Year 2000 Date Conversion

  The Year 2000 (Y2K) issue was the result of computer programs using two digits rather than four to define the applicable year. The Company's Y2K remediation efforts were completed in the fourth quarter of 1999. As a result of these efforts, the Company experienced no significant Y2K related problems. Fort James spent approximately $26 million in 1999, $35 million in 1998 and $8 million in 1997 on the Y2K project.

 Personnel

  At December 26, 1999, the Company employed approximately 24,800 people. Contracts covering approximately 2,500 domestic and Canadian employees are scheduled for renegotiation in 2000. Such contracts include approximately 800 employees at one facility who are working under the terms of a contract that expired in 1999. The Company and its unions generally have good working relationships and management believes its labor agreements contain wage and fringe benefit programs that are competitive within the applicable industry segment and geographic region. Although the Company believes that it has satisfactory relations with its employees, there can be no assurance that the Company will not have labor disputes in the future.

(d) Financial Information About Foreign and Domestic Operations and Export
Sales

  Financial information regarding the Company's domestic and foreign operations is included in Note 14 of Notes to Consolidated Financial Statements in the 1999 Annual Report, which information is incorporated herein by reference. International operations are generally characterized by the same conditions discussed in the narrative description of business and may also be affected by additional elements including changing currency values and different rates of inflation and economic growth. The effects of these additional elements are more significant in the Tissue-Europe business, which includes substantially all of the Company's international business.

ITEM 2. PROPERTIES

  The pulp and papermaking facilities of Fort James, the number of paper or paperboard machines, and the principal types of products produced at each facility are as follows:

                                                        Paper
Facility Locations (A)                         Pulping Machines
----------------------                         ------- --------
Tissue--North America:
  Pennington, Alabama (C)..................... Kraft       7
  Rincon, Georgia............................. Deinked     5
  Old Town, Maine............................. Kraft       2
  Muskogee, Oklahoma.......................... Deinked     5
  Halsey, Oregon.............................. Deinked     2
  Clatskanie, Oregon (Wauna).................. Kraft       3
  Camas, Washington........................... Kraft       6
  Green Bay, Wisconsin (East)................. Deinked     6
  Green Bay, Wisconsin (West)................. Deinked    11
  Total capacity (in millions of tons)......................... 2.1 Tissue
                                                                 .3 Bleached
                                                                      paperboard
Tissue--Europe:
  Nokia, Finland.............................. Deinked     3
  Gien, France................................             3
  Hondouville, France......................... Deinked     2
  Kunheim, France.............................             2
  Patras, Greece..............................             1
  Castelnuovo, Italy..........................             1
  Avigliano, Italy............................             1
  Cuijk, Netherlands.......................... Deinked     2
  Allo, Spain.................................             2
  Karamursel, Turkey (B)......................             2
  Stubbins, U.K............................... Deinked     3
  Bridgend, U.K............................... Deinked     3
  Oughtibridge, U.K........................... Deinked     2
  Total capacity (in millions of tons).........................  .9 Tissue
Communications Papers:
  Clatskanie, Oregon (Wauna) (D).............. Kraft       1
  Camas, Washington (D)....................... Kraft       6
  Total capacity (in millions of tons).........................  .5 Uncoated freesheets

--------
(A) The locations listed for Fort James' consolidated subsidiaries are held in fee by the Company.
(B)  Unconsolidated subsidiary.
(C)  Includes bleached paperboard products
(D)  Includes uncoated freesheet products

  The Company believes that its production facilities are suitable for their purposes and are adequate to support their businesses. The extent of utilization of individual facilities varies. During 1999, Fort James' paper and paperboard mills generally had production levels of more than 90% of capacity.

  Fort James also operates converting plants that perform a variety of converting operations. These converting plants (excluding converting operations performed at pulp and papermaking facilities listed above) are summarized as follows:

                                                    Number of Converting Plants
                                                    ----------------------------
Principal Products                                  Domestic International Total
------------------                                  -------- ------------- -----
Tissue and other converting........................     1          12        13
Dixie Products.....................................     8           4        12
                                                      ---         ---       ---
Total..............................................     9          16        25
                                                      ===         ===       ===

  Fort James' manufacturing and converting facilities are complemented by an integrated network of sales offices and distribution terminals. The Company also operates a warehouse and terminal service that provides freight interchange and other services in the Pacific Northwest.

ITEM 3. LEGAL PROCEEDINGS

  Other than the information set forth in Note 13 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report, which information is incorporated herein by reference, the Company is not involved in any litigation the outcome of which management believes would have a material adverse effect on the Company's results of operations, financial condition or competitive position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the last quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the New York Stock Exchange. Information with respect to quarterly high and low sales prices for Fort James' common stock, quarterly dividends and other quarterly information related to common shares is contained in Note 16 of Notes to Consolidated Financial Statements in the 1999 Annual Report, which information is incorporated herein by reference. The payment of dividends and the amounts thereof will be dependent upon Fort James' earnings, financial position, cash requirements and other relevant factors. Common shares of the Company reserved for issuance are described in Note 11 of Notes to Consolidated Financial Statements in the 1999 Annual Report, which information is incorporated herein by reference. In addition, covenants of certain of the Company's senior note agreements impose restrictions on the amount of net worth which, in turn, may limit the funds available for the payment of dividends; these covenants are discussed in Note 9 of Notes to Consolidated Financial Statements in the 1999 Annual Report, which information is incorporated herein by reference. On February 28, 2000, there were approximately 10,000 shareholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

  See Selected Financial Data on page 57 of the 1999 Annual Report, which information for fiscal years 1995 through 1999 is incorporated herein by reference. The Merger of James River with and into Fort Howard was accounted for as a pooling-of-interests; accordingly, the Company's consolidated financial data has been restated for all periods prior to the business combination to include the combined results of James River and Fort Howard. For all other acquisitions, the data presented for each period reflects operations acquired from the respective acquisition dates. Acquisitions, dispositions and other transactions from 1997 through 1999 are described in
Note 2 of Notes to Consolidated Financial Statements in the 1999 Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 33 of the 1999 Annual Report, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financing Activities" on pages 30 and 31 of the 1999 Annual Report, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the consolidated financial statements and selected quarterly financial information, under the headings "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity" and "Notes to Consolidated Financial Statements" on pages 34 through 55 of the 1999 Annual Report, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in or disagreements with accountants on accounting and financial disclosures prior to the date of the most recent financial statements included herein.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information with respect to the Company's Directors, see "Information on Nominees" on pages 2 and 3 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 (the "2000 Proxy Statement"), which information is incorporated herein by reference.

  The following table reflects the name, age, length of service as an officer of Fort James, and current position for each of the current executive officers of the Company. Previous positions and areas of responsibility over the past five years are included in "Executive Officers" on pages 59 and 60 of the 1999 Annual Report, which information is incorporated herein by reference. Each officer is elected by the Board of Directors to serve a one-year term. There is no family relationship between any of these officers or between any such officer and any director of the Company; nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                               Calendar
                              Year First
                              Elected as
Name                      Age an Officer                      Current Position
----                      --- ----------                      ----------------
Miles L. Marsh..........   52    1995    Chairman of the Board of Directors, Chief Executive Officer
Clifford A. Cutchins,
 IV.....................   51    1990    Senior Vice President, General Counsel, Corporate Secretary
Francis J. Florido......   51    1998    President, North American Consumer Products
Daniel J. Girvan........   51    1993    Senior Vice President, Human Resources and Administration
Alan R. Guibord.........   53    1998    Vice President and Chief Information Officer
Ernst A. Hberli.........   51    1996    President, North American Tissue Operations and Technology
George F. Hartmann, Jr..   57    1998    Senior Vice President--North American Commercial Business
Gary Kurlancheek........   46    1998    Vice President, Marketing

                              Calendar
                             Year First
                             Elected as
Name                     Age an Officer                   Current Position
----                     --- ----------                   ----------------
R. Michael Lempke.......  47    1997    Senior Vice President and Treasurer
John F. Lundgren........  48    1995    President, European Consumer Products
Daniel J. McCarty.......  48    1998    President, North American Commercial Business
Joseph W. McGarr........  48    1996    Executive Vice President and Chief Financial Officer
Andrei A. Mikhalevsky...  45    1998    Senior Vice President, Sales
Joe R. Neil.............  61    1996    President, Communications Papers
William Schultz.........  38    1998    Executive Vice President, Dixie

ITEM 11. EXECUTIVE COMPENSATION

  See "Compensation of Directors" on page 5, "Executive Compensation" on pages 7 through 14, and "Performance Graph" on page 15, of the Company's 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  See "Stock Ownership of Directors and Executive Officers" and "Principal Shareholders" on pages 6 and 7, respectively, of the Company's 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See "Information on Nominees" on pages 2 and 3 of the Company's 2000 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of This Report:

 1) Financial Statements:

  The Consolidated Financial Statements of Fort James Corporation, the Notes to Consolidated Financial Statements, and the Report of Independent Accountants listed below are incorporated herein by reference from pages 34 through 56 of the Company's 1999 Annual Report. With the exception of the aforementioned information and the information incorporated by reference in numbered Items 1, 3, 5, 6, 7, 7a, 8, and 10, no other data appearing in the 1999 Annual Report is deemed to be "filed" as part of this Form 10-K Annual Report.

  "Consolidated Statements of Operations" for each of the three fiscal years in the period ended December 26, 1999 (see page 34 of the 1999 Annual Report)

  "Consolidated Balance Sheets" as of December 26, 1999 and December 27, 1998 (see page 35 of the 1999 Annual Report)

  "Consolidated Statements of Cash Flows" for each of the three fiscal years in the period ended December 26, 1999 (see page 36 of the 1999 Annual Report)

  "Consolidated Statements of Shareholders' Equity" for each of the three fiscal years in the period ended December 26, 1999 (see page 37 of the 1999 Annual Report)

  "Notes to Consolidated Financial Statements" (see pages 38 through 55 of the 1999 Annual Report)

  "Report of Independent Accountants" with respect to the financial statements listed above (see page 56 of the 1999 Annual Report)

 2) Financial Statement Schedules:

  Report of Independent Accountants on Financial Statement Schedule

  The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in the 1999 Annual Report to Shareholders.

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

 Exhibit
 Number                          Description                           Section
 -------                         -----------                           -------
   2(a)  Asset Purchase Agreement Among Fort James Corporation, ACX
         Technologies, Inc. and Graphic Packaging Corporation, dated
         April 25, 1999 (schedules omitted). Schedules relating to
         assets and liabilities to be transferred financial
         statements of the Packaging business; and significant
         contracts, leases, and employee benefit and labor
         agreements have been omitted, but will be furnished
         supplementary to the Securities and Exchange Commission
         upon request (incorporated by reference to Exhibit 2 to the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended June 27, 1999).
   3(a)  Amended and Restated Articles of Incorporation as of August
         25, 1999 as filed herein.                                        E-1
   3(b)  Amended and Restated Bylaws of Fort James Corporation as of
         April 23, 1998 (incorporated by reference to Exhibit 3(a)
         to the Company's Quarterly Report on Form 10-Q for the
         quarter ended March 29, 1998).
   4(a)  Rights Agreement dated February 26, 1999, between Fort
         James Corporation and Norwest Bank of Minnesota, N.A., as
         Rights Agent (incorporated by reference to Exhibit 4 to the
         Company's Form 8A-12B dated February 26, 1999).
   4(b)  Fort James Corporation $2,500,000,000 Credit Agreement
         dated as of August 13, 1997, amended and restated as of
         October 31, 1997 (incorporated by reference to Exhibit
         10(g) to the Company's Quarterly Report on Form 10-Q for
         the quarter ended September 28, 1997).
   4(c)  In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, various other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are
         not being filed because the total amount of securities
         authorized and outstanding under each such instrument does not exceed 10% of the total assets of the Registrant and
         its subsidiaries on a consolidated basis. The Registrant
         hereby agrees to furnish a copy of any such instrument to
         the Commission upon request.

 Exhibit
 Number                          Description                           Section
 -------                         -----------                           -------
 10(a)*  James River Corporation of Virginia Deferred Compensation
         Plan for Outside Directors, amended and restated effective as of July 1, 1989 (incorporated by reference to Exhibit
         10(c) to the Company's Annual Report on Form 10-K for the
         year ended April 30, 1989).
 10(b)*  Fort James Corporation Stock Option Plan for Outside
         Directors, amended and restated February 18, 1999,
         (incorporated by reference to Exhibit 10(b) of the
         Company's Annual Report on Form 10-K for the year ended
         December 27, 1998.
 10(c)*  James River Corporation of Virginia Director Stock
         Ownership Plan, effective April 25, 1996 (incorporated by
         reference to Exhibit B to the Company's Proxy Statement
         dated March 13, 1996).
 10(d)*  James River Corporation of Virginia 1987 Stock Option Plan,
         1993 Amendment and Restatement, effective as of December
         16, 1993 (incorporated by reference to Exhibit 10(j) to the
         Company's Annual Report on Form 10-K for the year ended
         December 26, 1993).
 10(e)*  James River Corporation of Virginia 1996 Stock Incentive
         Plan, effective April 25, 1996 (incorporated by reference
         to Exhibit 99.1 to the Company's Registration Statement on
         Form S-8 (No. 333-02217) filed April 3, 1996).
 10(f)*  Amendment to Fort James Corporation 1996 Stock Incentive
         Plan, dated as of August 12, 1997 (incorporated by
         reference to Exhibit 99.2 to the Company's Registration
         Statement on Form S-8 (No. 333-35013) filed September 5,
         1997).
 10(g)*  James River Corporation of Virginia Supplemental Deferral
         Plan, 1993 Amendment and Restatement, effective as of
         January 1, 1994 (incorporated by reference to Exhibit 10(m)
         to the Company's Annual Report on Form 10-K for the year
         ended December 26, 1993).
 10(h)*  James River Corporation of Virginia Management Incentive
         Plan, effective as of January 25, 1996 (incorporated by
         reference to Exhibit 10(l) to the Company's Annual Report
         on Form 10-K for the year ended December 31, 1995).
 10(i)*  Fort James Corporation MIP Bonus Deferral Plan effective as of September 1, 1998 (incorporated by reference to Exhibit
         99.1 to the Company's filing of Form S-8 dated November 8,
         1998).
 10(j)*  James River Corporation of Virginia Supplemental Benefit
         Plan, amended and restated effective June 1, 1991
         (incorporated by reference to Exhibit 10(m) to the
         Company's Annual Report on Form 10-K for the year ended
         December 29, 1991).
 10(k)*  1994 Amendment to the James River Corporation of Virginia
         Supplemental Benefit Plan, dated March 1, 1994
         (incorporated by reference to Exhibit 10(q) to the
         Company's Annual Report on Form 10-K for the year ended
         December 25, 1994).
 10(l)*  Fort James Corporation Supplemental Retirement Plan for
         Miles L. Marsh, (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998).
 10(m)*  Form of Employment Agreement between the Fort James
         Corporation and executive officers of the Company
         (incorporated by reference to Exhibit 10.6 to the Company's filing of Form S-4 dated June 26, 1997).
 10(n)*  Separation Agreement and Mutual Release between Fort James
         Corporation and William A. Paterson (incorporated by
         reference to Exhibit 10(A) to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 26,
         1999).
 10(o)*  Separation Agreement and Mutual Release between Fort James      E-2
         Corporation and B. Gregory Stroh, filed herewith.

 Exhibit
 Number                          Description                           Section
 -------                         -----------                           -------
 10(p)*  Form of Employment Agreement between Fort James Corporation     E-3
         and executive officers of the Company, filed herewith.
 10(q)*  Employment Agreement between Fort James Corporation and         E-4
         Miles L. Marsh, filed herewith.
 12      Computation of Ratio of Earnings to Fixed Charges, filed        E-5
         herewith.
 13      Certain sections of the Fort James Corporation Annual           E-6
         Report to Shareholders for the year ended December 26,
         1999, filed herewith.
 21      Subsidiaries of the Company as of December 26, 1999, filed      E-7
         herewith.
 23      Consent of Independent Accountants, filed herewith.             E-8
 27      Financial Data Schedules for the year ended December 26,        E-9
         1999 (filed electronically only).
 99      Unaudited pro forma condensed consolidated balance sheet as of June 27, 1999 and the pro forma consolidated statements of operations for the six months ended June 27, 1999 and
         the year ended December 27, 1998 to give pro forma effect
         to the sale of the Packaging business (incorporated by
         reference to Exhibit 99 to the Company's Quarterly Report
         on Form 10-Q for the quarter ended June 27, 1999).

(b) Reports on Form 8-K:

  The Company filed no Current Reports on Form 8-K during the last quarter of 1999 and subsequent thereto.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date                        Signature and Title
  ----                        -------------------

                                   /s/ Fort James Corporation
                              ____________________________________
                                           Registrant

March 25, 2000                        /s/ Joseph W. McGarr
                              ____________________________________
                                        Joseph W. McGarr
                               Executive Vice President and Chief
                                       Financial Officer
                                 (Principal Financial Officer)

March 25, 2000                      /s/ Catherine M. Freeman
                              ____________________________________
                                      Catherine M. Freeman
                                  Vice President and Corporate
                                           Controller
                                 (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Date                        Signature and Title
  ----                        -------------------

March 25, 2000                         /s/ Miles L. Marsh
                              ____________________________________
                                         Miles L. Marsh
                                          Chairman and
                                    Chief Executive Officer

March 25, 2000                        /s/ Joseph W. McGarr
                              ____________________________________
                                        Joseph W. McGarr
                               Executive Vice President and Chief
                                       Financial Officer
                                 (Principal Financial Officer)

March 25, 2000                      /s/ Catherine M. Freeman
                              ____________________________________
                                      Catherine M. Freeman
                                  Vice President and Corporate
                                           Controller
                                 (Principal Accounting Officer)

  Pursuant to General Instruction D to Form 10-K, this report has been signed below by a majority of the Board of Directors:

                                  Signature                        Date
                                  ---------                        ----

___________________________________________
             Barbara L. Bowles

          /s/ William E. Bradford                             March 25, 2000
___________________________________________
            William E. Bradford

           /s/ William T. Burgin                              March 25, 2000
___________________________________________
             William T. Burgin

          /s/ Dr. James L. Burke                              March 25, 2000
___________________________________________
            Dr. James L. Burke

         /s/ Worley H. Clark, Jr.                             March 25, 2000
___________________________________________
           Worley H. Clark, Jr.

           /s/ Gary P. Coughlan                               March 25, 2000
___________________________________________
             Gary P. Coughlan

           /s/ William V. Daniel                              March 25, 2000
___________________________________________
             William V. Daniel

           /s/ Ernst A. Haberli                               March 25, 2000
___________________________________________
             Ernst A. Haberli

            /s/ Miles L. Marsh                                March 25, 2000
___________________________________________
              Miles L. Marsh

           /s/ Robert M. O'Neil                               March 25, 2000
___________________________________________
             Robert M. O'Neil

           /s/ Richard L. Sharp                               March 25, 2000
___________________________________________
             Richard L. Sharp

         /s/ Anne Marie Whittemore                            March 25, 2000
___________________________________________
           Anne Marie Whittemore

       Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and Shareholders of Fort James Corporation

  Our audits of the consolidated financial statements referred to in our report dated January 26, 2000 appearing in the 1999 Annual Report to Shareholders of Fort James Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
January 26, 2000

                                  Schedule II

                    FORT JAMES CORPORATION and SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997
                                 (in millions)

                          Balance at  Charged to  Charged to           Balance at
                         Beginning of Costs and     Other       Cash     End of
Description                 Period     Expenses  Accounts (a) Payments   Period
-----------              ------------ ---------- ------------ -------- ----------
December 26, 1999:
  Restructure accrual...    $ 71.9      $(10.4)     $(44.4)    $(17.1)   $   --
December 27, 1998:
  Restructure accrual...     263.2       (37.3)      (69.0)     (85.0)     71.9
December 28, 1997:
  Restructure accrual...        --       263.2          --         --     263.2

--------
(a) Reclassifications to more appropriately reflect the carrying amounts of assets and liabilities in the balance sheet