Form 10-Q
period 2000-03-26
FORT JAMES CORP
filed 2000-05-02
CIK 53117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 26, 2000                 Commission File Number:1-7911
-------------------------------------------------------------------------------
                             FORT JAMES CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


 Virginia                                                   54-0848173
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


1650 Lake Cook Road, Deerfield, IL                         60015-4753
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)
-------------------------------------------------------------------------------


Registrant's telephone number, including area code: (847) 317-5000
-------------------------------------------------------------------------------

                                 Not Applicable
-------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of $.10 par value common stock outstanding as of April 15, 2000:

                               205,770,164 shares

                             FORT JAMES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                 March 26, 2000


                                TABLE OF CONTENTS

                                                                       Page No.
PART I.  FINANCIAL INFORMATION:

      ITEM 1.     Financial Statements:

                  Consolidated Balance Sheets as of March 26, 2000 and
                      December 26, 1999                                       3
                  Consolidated Statements of Operations for the quarters
                     ended  March 26, 2000 and March 28, 1999                 4

                  Consolidated Statements of Cash Flows for the quarters ended
                      March 26, 2000 and March 28, 1999                       5

                  Notes to Consolidated Financial Statements                  6

      ITEM 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11

      ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk 14


PART II.  OTHER INFORMATION:

      ITEM 1.     Legal Proceedings                                          14

      ITEM 2.     Changes in Securities                                      14

      ITEM 3.     Defaults Upon Senior Securities                            14

      ITEM 4.     Submission of Matters to a Vote of Security Holders        14

      ITEM 5.     Other Information                                          14

      ITEM 6.     Exhibits and Reports on Form 8-K                           14

      SIGNATURES                                                             16

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                             FORT JAMES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 26, 2000 and December 26, 1999




                                                             March      December
(in millions, except share data)                             2000          1999

--------------------------------------------------------------------------------
Assets:
Current assets:
  Cash and cash equivalents                                 $ 8.5        $ 10.3
  Accounts receivable                                       849.3         880.5
  Inventories                                               816.0         790.4
  Deferred income taxes                                     104.9         111.5
  Other current assets                                       36.7          35.7
--------------------------------------------------------------------------------
   Total current assets                                   1,815.4       1,828.4
--------------------------------------------------------------------------------
Property, plant and equipment                             7,858.6       7,858.0
Accumulated depreciation                                 (3,562.5)     (3,505.9)
--------------------------------------------------------------------------------
  Net property, plant and equipment                       4,296.1       4,352.1
Goodwill, net                                               505.6         528.8
Other assets                                                490.4         548.9
--------------------------------------------------------------------------------
   Total assets                                         $ 7,107.5     $ 7,258.2
================================================================================
Liabilities and Shareholders' Equity:
Current liabilities:
  Accounts payable                                        $ 572.9       $ 619.1
  Accrued liabilities                                       585.8         568.7
  Current portion of long-term debt                          71.5          81.9
--------------------------------------------------------------------------------
   Total current liabilities                              1,230.2       1,269.7
--------------------------------------------------------------------------------
Long-term debt                                            3,438.5       3,432.0
Deferred income taxes                                       739.5         748.6
Accrued postretirement benefits other than pensions         410.8         417.1
Other long-term liabilities                                 260.0         263.5
--------------------------------------------------------------------------------
   Total liabilities                                      6,079.0       6,130.9
--------------------------------------------------------------------------------
Common stock, $.10 par value, 500.0 million shares authorized;
  207.9 million shares outstanding at March 26, 2000
  and 214.0 million at December 26, 1999                     20.8          21.4
Additional paid-in capital                                2,922.5       3,045.0
Accumulated comprehensive loss                             (268.1)       (227.1)
Accumulated deficit                                      (1,646.7)     (1,712.0)
--------------------------------------------------------------------------------
   Total shareholders' equity                             1,028.5       1,127.3
--------------------------------------------------------------------------------
    Total liabilities and shareholders' equity          $ 7,107.5     $ 7,258.2
================================================================================




The accompanying notes are an integral part of the consolidated financial statements.

                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Quarters Ended March 26, 2000 and March 28, 1999

(in millions, except per share amounts)                         2000       1999
-------------------------------------------------------------------------------
Net sales                                                   $ 1,676.6 $ 1,669.0
Cost of goods sold                                           (1,201.3) (1,135.5)
Selling and administrative expenses                             288.1)   (297.1)
--------------------------------------------------------------------------------
    Income from operations                                      187.2     236.4
Interest expense                                                (57.0)    (62.5)
Other income, net                                                14.8       3.9
--------------------------------------------------------------------------------
    Income from continuing operations
     before income taxes, extraordinary items, and
     cumulative effect of a change in accounting principle      145.0     177.8
Income tax expense                                              (48.6)    (60.2)
--------------------------------------------------------------------------------
     Income from continuing operations
      before extraordinary items and cumulative effect
      of a change in accounting principle                        96.4     117.6
Income from discontinued operations, net of taxes                   -       4.4
--------------------------------------------------------------------------------
     Income before extraordinary items
      and cumulative effect of a change in accounting principle  96.4     122.0
Extraordinary loss on early
 extinguishment of debt, net of taxes                               -      (2.2)
Cumulative effect of a change
 in accounting principle, net of taxes                              -     (22.1)
--------------------------------------------------------------------------------
    Net income                                                 $ 96.4    $ 97.7
================================================================================

Basic earnings per share:
 Income from continuing operations
  before extraordinary items and cumulative effect
  of a change in accounting principle                          $ 0.46    $ 0.54
 Income from discontinued operations, net of taxes                  -      0.02
 Extraordinary loss on early
  extinguishment of debt, net of taxes                              -     (0.01)
 Cumulative effect of a change in
  accounting principle, net of taxes                                -     (0.10)
--------------------------------------------------------------------------------
         Net income                                            $ 0.46    $ 0.45
--------------------------------------------------------------------------------
Weighted average common shares outstanding                      210.1     219.5
================================================================================

Diluted earnings per share:
 Income from continuing operations
  before extraordinary items and cumulative effect
  of a change in accounting principle                          $ 0.46    $ 0.53
 Income from discontinued operations, net of taxes                  -      0.02
 Extraordinary loss on early
  extinguishment of debt, net of taxes                              -     (0.01)
 Cumulative effect of a change in
  accounting principle, net of taxes                                -     (0.10)
--------------------------------------------------------------------------------
         Net income                                            $ 0.46    $ 0.44
--------------------------------------------------------------------------------
Weighted average common shares and
     common share equivalents outstanding                       210.4     220.4
================================================================================

Cash dividends per common share                                $ 0.15    $ 0.15
================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Quarters Ended March 26, 2000 and March 28, 1999



(in millions)                                                2000       1999
-----------------------------------------------------------------------------
Cash provided by (used for) operating activities:
  Net income                                                $96.4     $ 97.7
  Depreciation expense                                      115.8      110.2
  Amortization of goodwill                                    4.4        4.7
  Deferred income tax provision                               2.5       22.2
  Income from discontinued operations, net of taxes             -       (4.4)
  Loss on early extinguishment of debt, net of taxes            -        2.2
  Cumulative effect of a change in accounting
   principle, net of taxes                                      -       22.1
  Change in current assets and liabilities, excluding
   effects of acquisitions and dispositions:
   Accounts receivable                                       10.2      (57.9)
   Inventories                                              (31.2)     (24.9)
   Other current assets                                      (0.9)      (3.7)
   Accounts payable and accrued liabilities                 (13.0)     (65.1)
  Other, net                                                (27.4)     (44.3)
-----------------------------------------------------------------------------

   Cash provided by operating activities                    156.8       58.8
-----------------------------------------------------------------------------
Cash provided by (used for) investing activities:
  Expenditures for property, plant and equipment           (104.0)     (99.2)
  Decrease in net assets of discontinued operations             -        3.9
  Proceeds from sale of assets                               86.7        0.7
  Other, net                                                 (0.5)      (0.6)
-----------------------------------------------------------------------------

   Cash used for investing activities                       (17.8)     (95.2)
-----------------------------------------------------------------------------
Cash provided by (used for) financing activities:
  Additions to long-term debt                                   -        0.5
  Payments of long-term debt                                (21.2)     (73.6)
  Net increase in revolving debt                             36.0      144.1
  Premiums paid on early extinguishment
   of debt and debt issuance costs                              -       (4.1)
  Common stock dividends paid                               (32.2)     (33.0)
  Proceeds from exercise of stock options                     0.3        2.4
  Common stock purchases                                   (123.7)         -
-----------------------------------------------------------------------------

   Cash provided by (used for) financing activities        (140.8)      36.3
-----------------------------------------------------------------------------

Decrease in cash and cash equivalents                        (1.8)      (0.1)
Cash and cash equivalents, beginning of period               10.3        5.3
-----------------------------------------------------------------------------

Cash and cash equivalents, end of period                    $ 8.5      $ 5.2
=============================================================================


The accompanying notes are an integral part of the consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies

   Basis of Presentation:

     In the opinion of management, the accompanying unaudited consolidated financial statements of Fort James Corporation ("Fort James" or "the Company") contain all adjustments (including normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 26, 2000 and its results of operations and cash flows for the quarters ended March 26, 2000 and March 28, 1999. The balance sheet as of December 26, 1999 was derived from audited financial statements as of that date. The results of operations for the quarter ended March 26, 2000 are not necessarily indicative of the results to be expected for the full year.

     As a result of the sale of a discontinued operation, information for the quarter ended March 28, 1999 has been restated.

   Prospective Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). This statement requires the recognition of all derivatives in the statement of financial position as either assets or liabilities and their measurement at fair value. Depending upon the nature of the derivative, changes in fair value are either recognized in other comprehensive income or in earnings. FASB Statement No. 137 defers the Company's required adoption of FAS No. 133 until fiscal 2001. The Company has not determined what affect, if any, FAS No. 133 will have on its results of operations or financial position.

2.       Dispositions

     In January 2000, the Company completed the sale of Fort James - Marathon LTD ("Marathon"), a non-integrated pulp mill located in Ontario, Canada, to a joint venture between Tembec Inc. and Kruger Inc. for $69.1 million. In February 2000, the Company closed its groundwood paper operations at the Wauna mill in Clatskanie, Oregon.The loss on the sale of Marathon and costs related to the closure of groundwood operations were recorded in the fourth quarter of 1999.

     Net sales and income (loss) from operations of Marathon and the goundwood paper business for the quarters ended March 26, 2000 and March 28, 1999 were as follows:


(in millions)                                                   2000       1999
--------------------------------------------------------------------------------
Net sales of assets held for disposal                         $ 18.3     $ 29.4
Income (loss) from operations of assets held for disposal     $  1.8     $ (0.8)


     In August 1999, Fort James sold its Packaging business to ACX Technologies, Inc. for $836.3 million in cash. The sale included the operations, assets, and liabilities of the Company's folding carton, healthcare, and microwave packaging manufacturing facilities.The Packaging business is treated as a discontinued operation and the financial statements have been restated for periods prior to the disposal date. The results of discontinued operations include the operating profits for the Packaging business and an allocation of interest expense and taxes.

     Results for the Packaging business for the quarter ended March 28, 1999 were as follows:


(in millions)                                                             1999
--------------------------------------------------------------------------------
Net sales                                                               $ 139.0
================================================================================
Income from discontinued operations                                     $   7.9
Tax expense                                                                (3.5)
--------------------------------------------------------------------------------
Income from discontinued
   operations, net of taxes                                             $   4.4
================================================================================


3.       Stock Purchase Program

         In August 1999, the Company began execution of a $500 million stock purchase program. During the first quarter of 2000, 6.1 million shares of common stock were purchased at a cost of $123.7 million. As of March 26, 2000, the Company had purchased 13.2 million shares at a cost of $323.4 million since the inception of the program.

4.       Balance Sheet Information

Reduction-in-Force

         In the third quarter of 1999, the Company recorded a charge of $25.0 million for the cost of termination benefits for a reduction-in-force program that has reduced headcount by approximately 1,300. As of March 26, 2000, the program was substantially complete and termination benefits of $15.3 million had been paid. Approximately $4.7 million of salary continuation benefits will be paid out according to contract terms.

Inventories

     The components of inventories were as follows as of March 26, 2000 and December 26, 1999:


                                                             March     December
(in millions)                                                 2000       1999
--------------------------------------------------------------------------------
Raw materials                                              $ 177.4      $ 178.3
Finished goods and work in process                           507.6        464.8
Stores and supplies                                          170.7        165.4
--------------------------------------------------------------------------------
                                                             855.7        808.5
Reduction to state certain inventories
 at last-in, first-out cost                                  (39.7)       (18.1)
--------------------------------------------------------------------------------
    Total inventories                                      $ 816.0      $ 790.4
================================================================================


5.       Comprehensive Income

     Comprehensive income for the quarters ended March 26, 2000 and March 28, 1999 was $55.4 million and $7.4 million, respectively. The difference between net income and comprehensive income is due to oreign currency translation losses.

6.       Income Per Common Share and Common Share Equivalent

     Income and share information used in determining earnings per share for the quarters ended March 26, 2000 and March 28, 1999 were as follows:


                                                2000                1999

                                         ---------------------------------------
(in millions)                              Income    Shares     Income   Shares
--------------------------------------------------------------------------------
Amounts used to compute basic earnings per share:
    Income from continuing operations
     before extraordinary items and
     cumulative effect of a change in
     accounting principle                  $ 96.4              $ 117.6
    Weighted average common
     shares outstanding                               210.1               219.5
Effect of dilutive securities:
     Options (a)                                        0.3                 0.9
--------------------------------------------------------------------------------
Amounts used to compute diluted
 earnings per share                        $ 96.4     210.4    $ 117.6    220.4
================================================================================



(a) For the quarters ended March 26, 2000 and March 28, 1999, outstanding options to purchase 9.7 million and 5.7 million shares of common stock, respectively, for which the exercise price was greater than the average market price of the common shares were excluded from the computation of diluted earnings per share.

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

     Fort James, along with others, has been identified as a potentially responsible party ("PRP") at various U.S. Environmental Protection Agency ("EPA") designated Superfund sites and is involved in other remedial investigations and actions under federal and state laws. These sites include the Lower Fox River in Wisconsin, where the Company and six other companies have been identified as PRPs for contamination of the river by hazardous substances. Various state and federal agencies and tribal entities are seeking sediment restoration and natural resources damages. In February 1999, the Wisconsin Department of Natural Resources released for public comment a draft remedial investigation/feasibility study of the Fox River. While the draft study did not advocate any specific restoration alternatives, it included estimated total costs ranging from zero for `no action' to approximately $720 million, depending on the alternative or combination of alternatives selected. The Company, along with other PRPs, is also participating in the funding of a remedial investigation/feasibility study of contamination of the Kalamazoo River in Michigan. The Michigan Department of Environmental Quality ("DEQ") has announced its intention to publish a record of decision, which will contain the DEQ's proposed remedy, sometime during 2001. The final restoration alternative and the Company's share of the related costs, for both these sites, are unknown at this time.

     It is the Company's policy to accrue remediation costs on an undiscounted basis when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. As of March 26, 2000, Fort James' accrued environmental liabilities, including remediation and landfill closure costs, totaled $64.4 million. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position but could have a material effect on consolidated results of operations in a given period.

Litigation:

     The Company is party to various legal proceedings generally incidental to its business. As is the case with other companies in similar industries, Fort James faces exposure from actual or potential claims and legal proceedings.

     In May 1997, the Attorney General of the State of Florida filed a civil action in the United States District Court for the Northern District of Florida at Gainesville (the "Florida District Court"), against the Company and seven other manufacturers of sanitary commercial paper products alleging violations of federal and state antitrust and unfair competition laws. The complaint sought damages on behalf of the state under Florida law of $1 million against each defendant for each violation, unspecified treble damages and injunctive relief. Four other state attorney generals brought similar suits. In April, 2000, the defendants settled with the State of Florida and the matter was dismissed. The Company admitted no wrongdoing. Agreement in principle has been reached to settle the cases brought by the States of New York, Maryland and West Virginia. A case filed by the State of Kansas was dismissed earlier. Numerous private suits on behalf of an alleged class of direct purchasers have also been filed in federal courts, all seeking similar damages for similar alleged violations. In July 1998, the private suits were conditionally certified as a class action in the Florida District Court. Private class action suits also were filed in four states on behalf of an alleged class of indirect purchasers, seeking similar damages for similar alleged violations under state law. The Minnesota state court refused to certify a class in that state, and the case in Wisconsin was voluntarily dismissed prior to certification. The class certification petition was recently argued in California, but no decision has been rendered. No activity has been forthcoming in Tennessee. The Company believes that these remaining cases are without merit and is vigorously defending both the federal and state actions.

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

Other:

     In 1995, the Company completed the spin-off of certain assets of its Communications Papers and Packaging businesses to Crown Vantage Inc. ("Crown"). On March 15, 2000, Crown filed for Chapter 11 bankruptcy protection from its creditors and secured $100 million of "debtor in possession" financing. As a result of the bankruptcy filing, the Company is currently evaluating possible liabilities it may have related to its former ownership of Crown operations. Management believes that the outcome of any potential claims related to Crown, will not have a material adverse effect on the consolidated financial condition of Fort James but could have a material effect on consolidated results of operations in a given period.

8.       Segments

     Segment sales and income from operations for the quarters ended March 26, 2000 and March 28, 1999 and total assets as of March 26, 2000 and March 28, 1999 were as follows:








                                Tissue                    Communi-     Inter-
                            ---------------               cations      company
                            North                         Papers and     and
(in millions)             America    Europe     Dixie     Fiber       Corporate      Total
---------------------------------------------------------------------------------------------
2000
Net sales                 $ 913.2   $ 449.9   $ 179.2     $ 237.2    $(102.9)      $ 1,676.6
Intercompany sales           33.7         -       0.4        68.8          -           102.9
Income from operations      144.1      29.1      19.4        14.3      (19.7)          187.2
Total assets              3,318.8   2,086.7     450.8       586.1      665.1         7,107.5
=============================================================================================
1999
Net sales                 $ 899.4   $ 465.9   $ 175.6     $ 196.0     $(67.9)      $ 1,669.0
Intercompany sales           25.6         -       0.9        41.4          -            67.9
Income from operations      192.1      61.1      19.3       (14.2)     (21.9)          236.4
Total assets              2,997.2   2,168.3     402.2       818.5    1,212.4  (a)    7,598.6
=============================================================================================


(a) Includes net assets of discontinued operations, which were previously reported as a separate segment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview


                                  2000                 1999 (a)
                           --------------  -------------------------------------

(in millions,                                                  Excluding Unusual
except per share data)           Reported     Reported         and Non-recurring
-------------------------------------------------------------------------------
Net sales                        $ 1,676.6    $ 1,669.0              $ 1,669.0
Income from operations               187.2        236.4                  236.4
Net income                            96.4         97.7                  117.6
Diluted earnings per share          $ 0.46       $ 0.44                 $ 0.53
===============================================================================



(a) Net income for the first quarter of 1999 included income from discontinued operations of $4.4 million or $0.02 per diluted share, a charge for the cumulative effect of a change in accounting for start-up costs of $22.1 million or $0.10 per diluted share and an extraordinary loss on the early extinguishment of debt of $2.2 million or $0.01 per diluted share.

Tissue - North America
----------------------


(in millions)                                2000     1999   Inc/(Dec)
-----------------------------------------------------------------------
Net sales                                   $ 913.2  $ 899.4      1.5%
Income from operations                        144.1    192.1    -25.0%
=======================================================================



     Volumes increased in the current quarter compared to the first quarter of 1999, with volume gains in away-from-home bath tissue and retail bath tissue and towel. The decline in income from operations for both the retail and away-from-home categories is the result of rising raw material costs, principally wastepaper. The away-from-home category was able to slightly offset the increase in costs as announced first quarter list price increases, averaging 9 percent to 10 percent, began to take effect. Additional away-from-home list price increases of up to 12 percent, effective April 17, 2000, have been announced. Net pricing in the retail category, which declined last year with increased promotional spending in all product categories, remained below last year's first quarter level. However, during the quarter, the retail category announced price increases averaging 6 percent to 7 percent effective March 31, 2000. The retail category introduced several new products in the quarter including Quilted Northern Bathroom Tissue Super Family Pack, Brawny 3 Roll Pick-A-Size and Quilted Northern Thick `n Strong Napkins.

Tissue - Europe
---------------

(in millions)                                2000     1999    Inc/(Dec)
-----------------------------------------------------------------------
Net sales                                   $ 449.9  $ 465.9     -3.4%
Income from operations                         29.1    $61.1    -52.4%
=======================================================================



     Changes in currency exchange rates negatively affected sales and operating profits by approximately $44 million and $5 million, respectively, compared to last year's quarter. European finished goods volumes increased by more than 4 percent compared to the prior year quarter with strength in key markets in France and Spain. Significant increases in raw material costs and competitive pricing conditions in the United Kingdom drove year over year declines in operating profits. In response to the increase in raw material costs, pricing initiatives have been announced in all markets.

Dixie
-----

(in millions)                                2000     1999     Inc/(Dec)
-----------------------------------------------------------------------
Net sales                                   $ 179.2  $ 175.6      2.1%
Income from operations                         19.4     19.3      0.5%
=======================================================================



     The current quarter's results reflected positive volume growth and cost reductions, offset by inflation in plastic resin and other costs. Price increases for the foodservice and club categories have been announced to recover these inflationary cost increases. Dixie shipments increased due to volume gains in dense-pack cutlery and retail plates. During the first quarter, Dixie rolled out Rinse & ReUse disposable stoneware and UltraStrong Giant 11-inch plates,and continued the expansion of the PerfecTouch hot cup.

Communications Papers and Fiber
-------------------------------

(in millions)                                2000     1999   Inc/(Dec)
-----------------------------------------------------------------------
Net sales                                   $ 237.2  $ 196.0     21.0%
Income (loss) from operations                  14.3    (14.2)   200.7%
=======================================================================

     The improved earnings in the first quarter of 2000 were the result of significantly higher pulp and uncoated freesheet prices, partially offset by lower pulp volumes as a result of the January 2000 sale of Marathon, LTD (Marathon) the companys non-integrated pulp mill located in Ontario, Canada. For further informatin on dispositions, see Note 2 to the Consolidated Financial Statements.


Interest Expense and Other Income

     Lower debt levels and reduced borrowing costs resulted in a $5.5 million decrease in interest expense for the quarter. Other income for the quarter ended March 26, 2000 increased to $14.8 million from $3.9 million in 1999, primarily due to a land sale gain.

Dispositions

     In January 2000, the Company completed the sale of Marathon to a joint venture between Tembec Inc. and Kruger Inc. for $69.1 million. In February 2000, the Company closed its groundwood paper operations at the Wauna mill in Clatskanie, Oregon.

     In August 1999, Fort James sold its Packaging business to ACX Technologies, Inc. for $836.3 million in cash. The sale included the operations, assets, and liabilities of the Company's folding carton, healthcare, and microwave packaging manufacturing facilities.

Financial Condition

     Cash provided by operating activities totaled $156.8 million in the first quarter of 2000, compared with $58.8 million in the prior year. The increase is primarily due to lower accounts receivable and higher accounts payable and accrued liabilities. Capital expenditures were $104.0 million for the three months ended March 2000, compared to $99.2 million for the same period in the prior year. In the first quarter of 2000, the Company received cash proceeds of $86.7 million from the sale of assets, including $69.1million from the sale of Marathon. In addition, the Company exited the groundwood business by closing the groundwood paper operation at its Wauna mill in the first quarter. The Company's current ratio was 1.5 as of March 2000 and 1.4 as of December 1999, while working capital increased to $585.2 million from $558.7 million for the same periods. The increase in working capital is primarily due to lower accounts payable.

     As of March 2000, total indebtedness was $ 3.5 billion and, including the effect of interest rate swaps, included approximately $1.9 billion of fixed rate and $1.6 billion of floating rate obligations. As of December 1999, total indebtedness was $3.5 billion and, including the effect of interest rate swaps, included $2.2 billion of fixed rate and $1.3 billion of floating rate obligations. Outstanding borrowings of $1.0 billion at March 2000 and December 1999, were supported by commercial paper, revolving credit and money market facilities. Under the most restrictive provisions of the Company's debt agreements, the Company had additional borrowing capacity of approximately $1.2 billion as of March 2000.

Stock Purchase Program

     In August 1999, the Company began execution of a $500 million stock purchase program. During the first quarter of 2000, 6.1 million shares of common stock were purchased at a cost of $123.7 million. As of March 26, 2000, the Company had purchased 13.2 million shares at a cost of $323.4 million since the inception of the program.

Inflation

     For several years prior to 1999, the Company had experienced moderate levels of inflation. In the second half of 1999 and through the first quarter of 2000, the Company began to see significant increases in the cost of its base raw materials, principally wastepaper and purchased pulp. Management believes that these costs will continue to escalate for the remainder of 2000. Although the Company has announced price increases in all businesses, the timing and effect of these increases are uncertain and therefore, the degree of recoverability of these cost increases is uncertain.

Effect of New Accounting Standards

     See Note 1 to the Consolidated Financial Statements.

Information Concerning Forward-Looking Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and Company plans and objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive pricing pressures for the Company's products; the ability to successfully introduce new products; changes in raw material, energy and other costs; the ability to achieve projected net cost reductions; opportunities that may be presented to and pursued by the Company; and determinations by regulatory and governmental authorities.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         See Note 7 to the Consolidated  Financial Statements of this Quarterly
          Report on Form 10-Q.

Item 2.  CHANGES IN SECURITIES.

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders was held on April 27, 2000. At this meeting, all of management's nominees for members of the Board of Directors were elected.

     Shareholders of record of the Company's common stock at the close of business on February 28, 2000, were entitled to vote at the Annual Meeting. Votes were cast as follows:




                                                  Votes
                              -------------------------------------     Broker
                                  For       Against    Withheld        Non-Votes
                              ------------------------------------- ------------

Nominees for election of Directors

   Barbara L. Bowles           181,166,758               7,214,473
   William E. Bradford         182,904,181               5,477,050
   William T. Burgin           182,879,857               5,501,374
   Dr. James L. Burke          182,929,936               5,451,295
   Worley H. Clark, Jr.        182,667,882               5,713,349
   Gary P. Coughlan            182,931,212               5,450,019
   William V. Daniel           182,753,874               5,627,357
   Ernst A. Haberli            182,601,653               5,779,578
   Miles L. Marsh              155,024,967              33,356,264
   Robert M. O'Neil            182,674,020               5,707,211
   Anne Marie Whittemore       182,880,633               5,500,598


Item 5.  OTHER INFORMATION.

         None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  The exhibits listed below are filed as part of this quarterly report. Each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

                  Exhibit
                  Number

                  10(a)    Separation Agreement between Fort James Corporation
                              and Robert Michael Lempke, filed herewith

                  27(a)    Financial Data Schedules for the three months ended
                              March 26, 2000
                           (filed electronically only)

                  27(b)    Financial Data Schedules restated for the three
                              months ended March 28, 1999
                           (filed electronically only)

                  27(c)    Financial Data Schedules restated for the twelve
                              months ended December 27, 1998
                              (filed electronically only)

                  27(d)    Financial Data Schedules restated for the nine months
                               ended September 27, 1998
                           (filed electronically only)

                  27(e)    Financial Data Schedules restated for the six months
                              ended June 26, 1998
                           (filed electronically only)

                  27(f)    Financial Data Schedules restated for the three
                              months ended March 29, 1998
                           (filed electronically only)

                  27(g)    Financial Data Schedules restated for the twelve
                              months ended December 28, 1997
                         (filed electronically only)

(b)      Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the quarter ended March 26, 2000, and subsequent thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     FORT JAMES CORPORATION


                    By:/s/ Joseph W. McGarr
                           Joseph W. McGarr
                           Executive Vice President and Chief Financial Officer

                    By:/s/ Catherine M. Freeman
                           Catherine M. Freeman
                           Vice President and Corporate Controller
                           (Principal Accounting Officer)






Date:  May 1, 2000