Form 10-Q
period 2000-06-25
FORT JAMES CORP
filed 2000-08-04
CIK 53117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 25, 2000                Commission File Number: 1-7911
--------------------------------------------------------------------------------
                             FORT JAMES CORPORATION
--------------------------------------------------------------------------------

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


1650  Lake  Cook  Road, Deerfield, IL                       60015-4753
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)
--------------------------------------------------------------------------------


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of $.10 par value common stock outstanding as of July 15, 2000:

                               204,712,356 shares

                             FORT JAMES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                  June 25, 2000


                                TABLE OF CONTENTS

                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

      ITEM 1.     Financial Statements:

                  Consolidated Balance Sheets as of June 25, 2000 and
                      December 26, 1999                                        3

                  Consolidated Statements of Operations for the quarters and
                      six months ended June 25, 2000 and June 27, 1999         4

                  Consolidated Statements of Cash Flows for the six months
                      ended June 25, 2000 and June 27, 1999                    5

                  Notes to Consolidated Financial Statements                   6

      ITEM 2.     Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                         13


      ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk  16


PART II.  OTHER INFORMATION:


      ITEM 1.     Legal Proceedings                                           17

      ITEM 2.     Changes in Securities                                       17

      ITEM 3.     Defaults Upon Senior Securities                             17

      ITEM 4.     Submission of Matters to a Vote of Security Holders         17

      ITEM 5.     Other Information                                           17

      ITEM 6.     Exhibits and Reports on Form 8-K                            17

      SIGNATURES                                                              18

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                             FORT JAMES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       June 25, 2000 and December 26, 1999

                                                                    June      December
(in millions, except share data)                                    2000        1999

--------------------------------------------------------------------------------------
Assets:
Current assets:
  Cash and cash equivalents                                         $ 4.6      $ 10.3
  Accounts receivable                                               895.5       880.5
  Inventories                                                       801.4       790.4
  Deferred income taxes                                              88.8       111.5
  Other current assets                                               41.0        35.7
--------------------------------------------------------------------------------------
  Total current assets                                            1,831.3     1,828.4
--------------------------------------------------------------------------------------
Property, plant and equipment                                     7,909.1     7,858.0
Accumulated depreciation                                         (3,635.3)   (3,505.9)
--------------------------------------------------------------------------------------
  Net property, plant and equipment                               4,273.8     4,352.1
Goodwill, net                                                       497.8       528.8
Other assets                                                        502.7       548.9
--------------------------------------------------------------------------------------
  Total assets                                                  $ 7,105.6    $7,258.2
======================================================================================
Liabilities and Shareholders' Equity:
Current liabilities:
  Accounts payable                                                $ 580.8     $ 619.1
  Accrued liabilities                                               569.7       568.7
  Current portion of long-term debt                                  70.3        81.9
--------------------------------------------------------------------------------------
  Total current liabilities                                       1,220.8     1,269.7
--------------------------------------------------------------------------------------
Long-term debt                                                    3,449.1     3,432.0
Deferred income taxes                                               726.6       748.6
Accrued postretirement benefits other than pensions                 406.4       417.1
Other long-term liabilities                                         256.3       263.5
--------------------------------------------------------------------------------------
  Total liabilities                                               6,059.2     6,130.9
--------------------------------------------------------------------------------------
Common stock, $.10 par value, 500.0 million shares authorized;
  204.7 million shares outstanding at June 25, 2000
  and 214.0 million at December 26, 1999                             20.5        21.4
Additional paid-in capital                                        2,851.7     3,045.0
Accumulated other comprehensive loss                               (264.4)     (227.1)
Accumulated deficit                                              (1,561.4)   (1,712.0)
--------------------------------------------------------------------------------------
  Total shareholders' equity                                      1,046.4     1,127.3
--------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                   $ 7,105.6    $7,258.2
======================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Quarters and Six Months Ended
                         June 25, 2000 and June 27, 1999


                                                                               Quarter              Six Months
                                                                         --------------------- --------------------

(in millions, except per share data)                                         2000      1999        2000      1999
---------------------------------------------------------------------------------------------- --------------------
Net sales                                                                $ 1,756.6  $ 1,718.5  $ 3,433.2 $ 3,387.5
Cost of goods sold                                                        (1,231.7)  (1,175.2)  (2,433.0) (2,310.7)
Selling and administrative expenses                                         (299.1)    (291.1)    (587.2)   (588.2)
Restructure and other items                                                    8.6        1.1        8.6       1.1
-------------------------------------------------------------------------------------------------------------------
    Income from operations                                                   234.4      253.3      421.6     489.7
Interest expense                                                             (58.6)     (59.4)    (115.6)   (121.9)
Other income (expense), net                                                   (3.1)      14.2       11.7      18.1
-------------------------------------------------------------------------------------------------------------------
    Income from continuing operations before income taxes,
        extraordinary items, and cumulative effect of a change
        in accounting principle                                              172.7      208.1      317.7     385.9
Income tax expense                                                           (56.3)     (72.2)    (104.9)   (132.4)
-------------------------------------------------------------------------------------------------------------------
     Income from continuing operations before extraordinary
         items and cumulative effect of a change in accounting principle     116.4      135.9      212.8     253.5
Loss from discontinued operations, net of taxes                                  -       (9.3)         -      (4.9)
--------------------------------------------------------------------------------------------------------------------
     Income before extraordinary items and cumulative effect
         of a change in accounting principle                                 116.4      126.6      212.8     248.6
Extraordinary loss on early extinguishment of debt, net of taxes                 -      (31.0)         -     (33.2)
Cumulative effect of a change in accounting principle, net of taxes              -          -          -     (22.1)
-------------------------------------------------------------------------------------------------------------------
    Net income                                                             $ 116.4     $ 95.6    $ 212.8   $ 193.3
===================================================================================================================
Basic earnings per share:
    Income from continuing operations before extraordinary items
        and cumulative effect of a change in accounting principle           $ 0.57     $ 0.62     $ 1.02    $ 1.15
    Loss from discontinued operations, net of taxes                              -      (0.04)         -     (0.02)
    Extraordinary loss on early extinguishment of debt, net of taxes             -      (0.14)         -     (0.15)
    Cumulative effect of a change in accounting principle, net of taxes          -          -          -     (0.10)
-------------------------------------------------------------------------------------------------------------------
         Net income                                                         $ 0.57     $ 0.44     $ 1.02    $ 0.88
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                   205.5      219.6      207.8     219.6
===================================================================================================================
Diluted earnings per share:
    Income from continuing operations before extraordinary items
        and cumulative effect of a change in accounting principle           $ 0.57     $ 0.62     $ 1.02    $ 1.15
    Loss from discontinued operations, net of taxes                              -      (0.04)         -     (0.02)
    Extraordinary loss on early extinguishment of debt, net of taxes             -      (0.14)         -     (0.15)
    Cumulative effect of a change in accounting principle, net of taxes          -          -          -     (0.10)
-------------------------------------------------------------------------------------------------------------------
         Net income                                                         $ 0.57     $ 0.44     $ 1.02    $ 0.88
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares and
     common share equivalents outstanding                                    205.9      220.9      208.1     220.6
===================================================================================================================

Cash dividends per common share                                             $ 0.15     $ 0.15     $ 0.30    $ 0.30
===================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 25, 2000 and June 27, 1999



(in millions)                                                                    2000        1999
--------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities:
  Net income                                                                  $ 212.8     $ 193.3
  Depreciation expense                                                          232.8       220.4
  Amortization of goodwill                                                        8.7         9.3
  Deferred income tax provision                                                   8.1        38.2
  Restructure and other items                                                    (8.6)       (1.1)
  Loss from discontinued operations, net of taxes                                   -         4.9
  Loss on early extinguishment of debt, net of taxes                                -        33.2
  Cumulative effect of a change in accounting
    principle, net of taxes                                                         -        22.1
  Change in current assets and liabilities, excluding
    effects of acquisitions and dispositions:
     Accounts receivable                                                        (43.2)     (115.7)
     Inventories                                                                (18.9)      (28.1)
     Other current assets                                                        (6.1)      (12.3)
     Accounts payable and accrued liabilities                                   (11.7)      (30.0)
  Other, net                                                                    (35.6)      (26.1)
--------------------------------------------------------------------------------------------------

     Cash provided by operating activities                                      338.3       308.1
--------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities:
  Expenditures for property, plant and equipment                               (222.5)     (220.7)
  Proceeds from sale of assets                                                   92.4         3.5
  Increase in net assets of discontinued operations                                 -       (34.5)
  Other, net                                                                     (0.5)       (1.0)
--------------------------------------------------------------------------------------------------

     Cash used for investing activities                                        (130.6)     (252.7)
--------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities:
  Additions to long-term debt                                                     4.0        19.9
  Payments of long-term debt                                                    (30.8)     (333.4)
  Net increase in revolving debt                                                 74.5       361.0
  Premiums paid on early extinguishment of debt and debt issuance costs             -       (54.2)
  Common stock dividends paid                                                   (63.7)      (65.9)
  Proceeds from exercise of stock options                                         1.5         8.6
  Common stock purchases                                                       (198.9)          -
  Other, net                                                                        -        11.0
--------------------------------------------------------------------------------------------------

     Cash used for financing activities                                        (213.4)      (53.0)
--------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                 (5.7)        2.4
Cash and cash equivalents, beginning of period                                   10.3         5.3
--------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                        $ 4.6       $ 7.7
==================================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Significant Accounting Policies

     Basis of Presentation:


          In the opinion of management, the accompanying unaudited consolidated financial statements of Fort James Corporation ("Fort James" or "the Company") contain all adjustments (including normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 25, 2000 and its results of operations for the quarters and six months ended June 25, 2000 and June 27, 1999 and its cash flows for the six months ended June 25, 2000 and June 27, 1999. The balance sheet as of December 26, 1999 was derived from audited financial statements as of that date. The results of operations for the quarter and six months ended June 25, 2000 are not necessarily indicative of the results to be expected for the full year.


     Prospective Accounting Pronouncements:


          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). This statement requires the recognition of all derivative instruments in the statement of financial position as either assets or liabilities and their measurement at fair value. Depending upon the nature of the derivative, changes in fair value are either recognized in other comprehensive income or in earnings. Certain sections of FAS No. 133 were amended in June 2000, when the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (FAS No. 138). FASB Statement No. 137 defers the Company's required adoption of FAS No. 133 and FAS No. 138 until fiscal 2001. The Company has a program in place to evaluate its financial instruments and purchase contracts. It has not determined what effect, if any, FAS No. 133 and FAS No. 138 will have on its results of operations or financial position.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to implement SAB 101 in the fourth quarter of fiscal 2000. The Company has not determined what effect, if any, SAB 101 will have on its results of operation or financial position.

          In May 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). This consensus requires that certain sale incentives to customers be accounted for as a reduction of revenue. The Company is required to implement EITF 00-14 in the fourth quarter of fiscal 2000. The adoption will require a reclassification of certain sale incentives from selling expense to a reduction of revenue. The Company has not determined the magnitude of the effect EITF 00-14 will have on revenue. However, EITF 00-14 will not affect the Company's income from operations.

2.   Dispositions
          In January 2000, the Company completed the sale of Fort James - Marathon LTD ("Marathon"), a non-integrated pulp mill located in Ontario, Canada, to a joint venture between Tembec Inc. and Kruger Inc. for $69.1 million. In February 2000, the Company closed its groundwood paper operations at the Wauna mill in Clatskanie, Oregon. The anticipated loss on the sale of Marathon and costs related to the closure of groundwood operations were originally recorded in the fourth quarter of 1999.

          Net sales and income (loss) from operations of Marathon and the groundwood paper business for the quarter ended June 27, 1999 and the six months ended June 25, 2000 and June 27, 1999 were as follows:

                                                                                  Quarter                Six Months
                                                                             ---------------- -------------------------------
(in millions)                                                                       1999            2000             1999
---------------------------------------------------------------------------------------------------------------------------
Net sales of assets held for disposal                                               $ 30.0         $ 18.3           $ 59.4
Income (loss) from operations of assets held for disposal                           $ (3.3)         $ 1.8           $ (4.1)


             In August 1999, Fort James sold its Packaging business to ACX Technologies, Inc. for $836.3 million in cash. The sale included the operations, assets, and liabilities of the Company's folding carton, healthcare, and microwave packaging manufacturing facilities. The Packaging business is treated as a discontinued operation. The results of discontinued operations include the operating results for the Packaging business and an allocation of interest expense and taxes, for periods prior to the disposition date.


     Results for the Packaging business for the quarter and six months ended June 27, 1999 were as follows:

                                                                                                   1999
                                                                                     ------------------------------
(in millions)                                                                              Quarter       Six Months
---------------------------------------------------------------------------------------------------  --------------
Net sales                                                                                  $ 139.9         $ 278.9
===================================================================================================================
Loss from discontinued operations                                                          $ (14.7)         $ (6.8)
Tax benefit                                                                                    5.4             1.9
-------------------------------------------------------------------------------------------------------------------
Loss from discontinued
   operations, net of taxes                                                                 $ (9.3)         $ (4.9)
===================================================================================================================



3.   Unusual and Non-Recurring Items

          During the second quarter of 2000, the Company recorded non-recurring income of $8.6 million as restructure and other items, a component of income from operations. This was related to the settlement of divestiture liabilities on terms more favorable than anticipated. The divestiture liabilities, recorded in 1999, related to the closure of the groundwood paper business and the sale of Marathon (see Note 2).

4.  Other Income (Expense)

         The components of other income (expense) for the quarters and six months ended June 25, 2000 and June 27, 1999 were as follows:

                                                                       Quarter                      Six Months
                                                         ----------------------------- -----------------------------
(in millions)                                                     2000          1999           2000           1999
--------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated affiliates                  $ 1.8          $ 1.0          $ 4.2          $ 2.5
Foreign currency exchange gains (losses)                          (4.5)           3.6           (3.3)           4.7
Minority interest                                                 (4.0)          (2.6)          (6.8)          (5.0)
Gain on sale of assets                                             3.2            0.7           14.4            0.7
Interest on income tax refunds                                       -            9.3              -            9.3
Other, net                                                         0.4            2.2            3.2            5.9
--------------------------------------------------------------------------------------------------------------------
  Total other income (expense)                                  $ (3.1)        $ 14.2         $ 11.7         $ 18.1
====================================================================================================================

5.       Stock Purchase Program


               In August 1999, the Company began execution of a $500 million stock purchase program. During the quarter and six months ended June 25, 2000, the Company purchased 3.3 million common shares at a cost of $75.2 million and 9.4 million common shares at a cost of $198.9 million, respectively. As of June 25, 2000, the Company had purchased
          16.5 million common shares at a cost of $398.6 million since the inception of the program. As a result of the planned acquisition of Fort James by Georgia-Pacific Corporation ("Georgia-Pacific") (see
          Note 11) the Company's stock purchase program has been suspended.


6.       Balance Sheet Information

         Reduction-in-Force


               In the third quarter of 1999, the Company recorded a charge of $25.0 million for the cost of termination benefits for a reduction-in-force program that has reduced headcount by approximately 1,300 employees. The program was substantially completed in the first quarter of 2000. As of June 25, 2000, termination benefits of $16.1 million had been paid and approximately $4.0 million of salary continuation benefits will be paid in the future according to contract terms.


         Inventories


              The components of inventories as of June 25, 2000 and December 26, 1999 were as follows:


                                                                                June      December
(in millions)                                                                   2000          1999
---------------------------------------------------------------------------------------------------
Raw materials                                                                $ 179.2       $ 178.3
Finished goods and work in process                                             496.4         464.8
Stores and supplies                                                            173.8         165.4
---------------------------------------------------------------------------------------------------
                                                                               849.4         808.5
Reduction to state certain inventories at last-in, first-out cost              (48.0)        (18.1)
---------------------------------------------------------------------------------------------------
    Total inventories                                                        $ 801.4       $ 790.4
===================================================================================================



7.       Comprehensive Income

               Comprehensive income for the quarters ended June 25, 2000 and June 27, 1999 was $120.1 million and $57.7 million, respectively. For the six months ended June 25, 2000 and June 27, 1999, comprehensive income was $175.5 million and $65.1 million, respectively. The difference between net income and comprehensive income is due to foreign currency translation gains and losses.

8.       Income Per Common Share and Common Share Equivalent

              Income and share information used in determining earnings per share for the quarters and six months ended June 25, 2000 and June 27, 1999 were as follows:

                                                                                      2000                1999
                                                                            -----------------------------------------
(in millions)                                                                   Income   Shares      Income   Shares
---------------------------------------------------------------------------------------------------------------------

Second Quarter:
Amounts used to compute basic earnings per share:
    Income from continuing operations before extraordinary items
        and cumulative effect of a change in accounting principle              $ 116.4              $ 135.9
    Weighted average common shares outstanding                                            205.5                219.6
Effect of dilutive securities:
     Options (a)                                                                            0.4                  1.3
---------------------------------------------------------------------------------------------------------------------

Amounts used to compute diluted earnings per share                             $ 116.4    205.9     $ 135.9    220.9
=====================================================================================================================

Six months:
Amounts used to compute basic earnings per share:
    Income from continuing operations before extraordinary items
        and cumulative effect of a change in accounting principle              $ 212.8              $ 253.5
    Weighted average common shares outstanding                                            207.8                219.6
Effect of dilutive securities:
   Options (a)                                                                              0.3                  1.0
---------------------------------------------------------------------------------------------------------------------
Amounts used to compute diluted earnings per share                             $ 212.8    208.1     $ 253.5    220.6
=====================================================================================================================



(a) For the quarters and six months ended June 25, 2000 and June 27, 1999, outstanding options to purchase 9.6 million and 2.7 million shares of common stock, respectively, for which the exercise price was greater than the average market price of the common shares were excluded from the computation of diluted earnings per share.

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


               Fort James, along with others, has been identified as a potentially responsible party ("PRP") at various U.S. Environmental Protection Agency ("EPA") designated Superfund sites and is involved in other remedial investigations and actions under federal and state laws. These sites include the Lower Fox River in Wisconsin, where the Company and six other companies have been identified as PRPs for contamination of the river by hazardous substances, and the Kalamazoo River in southwestern Michigan, where the Company, along with other PRPs, is participating in the funding of a remedial investigation/feasibility study.

               In the Fox River matter, various state and federal agencies and tribal entities are seeking sediment restoration and natural resources damages. In February 1999, the Wisconsin Department of Natural
          Resources ("WDNR") released for public comment a draft remedial investigation/feasibility study of the Fox River. While the draft study did not advocate any specific restoration alternatives, it included estimated total costs ranging from zero for `no action' to approximately $720 million, depending on the alternative or combination of alternatives selected. In May 2000, the Company reached an agreement with the WDNR and the EPA for the voluntary restoration of a particular sediment area on the Fox River. In exchange, the Company will receive a release from future liability for that area, provided the restoration goals are achieved. The project is expected to begin in late summer of 2000 and conclude in November of 2000.


               In the Kalamazoo River matter, the Michigan Department of Environmental Quality ("DEQ") has announced its intention to publish a record of decision, which will contain the DEQ's proposed remedy, sometime during 2001.

               The final restoration alternatives and the Company's share of the related costs, for either of these sites, are unknown at this time.

               It is the Company's policy to accrue remediation costs on an undiscounted basis when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. As of June 25, 2000, Fort James' accrued environmental liabilities, including remediation and landfill closure costs, totaled $68.4 million. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position but could have a material effect on consolidated results of operations in a given period.

         Litigation:

               The Company is party to various legal proceedings generally incidental to its business. As is the case with other companies in similar industries, Fort James faces exposure from actual or potential claims and legal proceedings.

              In May 1997, the Attorney General of the State of Florida filed a civil action in the United States District Court for the Northern District of Florida at Gainesville (the "Florida District
          Court"),  against  the  Company  and  seven  other manufacturers   of
          sanitary   commercial   paper  products   alleging violations of
          federal and state antitrust and unfair competition laws.
          The complaint sought damages on behalf of the state under Florida law of $1 million against each defendant for each violation, unspecified treble damages and injunctive relief. Four other state attorney generals brought similar suits. In April 2000, the defendants settled with the State of Florida and the matter was dismissed. The Company admitted no wrongdoing. In June 2000, settlements were reached with the states of New York, West Virginia, and Maryland. The case filed by the State of Kansas was dismissed earlier.

               Numerous private suits on behalf of an alleged class of direct purchasers have also been filed in federal courts, all seeking similar damages for similar alleged violations. In July 1998, the private suits were conditionally certified as a class action in the Florida District Court. Private class action suits also were filed in Minnesota, Wisconsin, California, and Tennessee on behalf of an alleged class of indirect purchasers, seeking similar damages for similar alleged violations under state law. The Minnesota court refused to certify a class in that state, and the case in Wisconsin was voluntarily dismissed prior to certification. The class certification petition was recently argued in California, but no decision has been rendered. No activity has been forthcoming in Tennessee. The Company believes that these outstanding cases are without merit and is vigorously defending both the federal and state actions. Although the ultimate disposition of the various legal proceedings to which the Company is a party cannot be predicted with certainty, it is the Company's policy to accrue settlement costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. It is the opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition of Fort James but could have a material effect on consolidated results of operations in a given period.

          Other:

               In 1995, the Company completed the spin-off of certain assets of its Communications Papers and Packaging businesses to Crown Vantage Inc. ("Crown"). On March 15, 2000, Crown filed for Chapter 11 bankruptcy protection from its creditors and secured $100 million of "debtor in possession" financing. On July 26, 2000, Crown announced the signing of a letter of intent by its wholly-owned subsidiary, Crown Paper Co. ("Crown Paper") with Crown Acquisition Corporation providing for the sale of substantially all of the assets of Crown Paper. The transaction is subject to, among other things, the negotiation and execution of a definitive asset purchase agreement, due diligence, financing, the receipt of higher or better offers and Bankruptcy Court approval. The Bankruptcy Court has set a hearing date of September 21, 2000 for approval of the sale. The Company is currently evaluating possible liabilities it may have related to its former ownership of Crown operations. Management believes that the outcome of any potential claims related to Crown will not have a material adverse effect on the consolidated financial condition of Fort James but could have a material effect on consolidated results of operations in a given period.


10.       Segments

                 Segment sales and income from operations for the quarters and six months ended June 25, 2000 and June 27, 1999 and total assets as of June 25, 2000 and June 27, 1999 were as follows:

                                              Tissue                                  Communi-       Inter-
                                       ----------------------------                   cations       company
                                               North                               Papers and           and
(in millions)                                America        Europe        Dixie         Fiber     Corporate             Total
------------------------------------------------------------------------------------------------------------------------------
Quarter ended June 2000
Net sales                                    $ 951.0       $ 433.6      $ 240.6       $ 226.8       $ (95.4)         $1,756.6
Intercompany sales                              31.9             -          0.4          63.1             -              95.4
Income from operations before
   restructure and other items                 172.1          24.4         37.3          10.2         (18.2)            225.8
==============================================================================================================================
Quarter ended June 1999
Net sales                                    $ 913.7       $ 456.3      $ 220.3       $ 200.9       $ (72.7)         $1,718.5
Intercompany sales                              30.3             -          0.7          41.7             -              72.7
Income from operations before
   restructure and other items                 183.5          57.4         38.6          (8.6)        (18.7)            252.2
==============================================================================================================================

Six months ended June 2000
Net sales                                   $1,864.2       $ 883.5      $ 419.8       $ 464.0      $ (198.3)         $3,433.2
Intercompany sales                              65.6             -          0.8         131.9             -             198.3
Income from operations before
   restructure and other items                 316.2          53.5         56.7          24.5         (37.9)            413.0
Total assets                                 3,315.2       2,093.0        462.8         582.0         652.6           7,105.6
==============================================================================================================================
Six months ended June 1999
Net sales                                   $1,813.1       $ 922.2      $ 395.9       $ 396.9      $ (140.6)         $3,387.5
Intercompany sales                              55.9             -          1.6          83.1             -             140.6
Income from operations before
   restructure and other items                 375.6         118.5         57.9         (22.8)        (40.6)            488.6
Total assets                                 3,001.5       2,123.7        430.5         811.1       1,216.5  (a)      7,583.3
==============================================================================================================================



   (a) Includes net assets of discontinued operations, which were previously reported as a separate segment.

11.      Subsequent Event


               On July 17, 2000, Fort James and Georgia-Pacific announced that the boards of directors of both companies signed a definitive merger agreement for Georgia-Pacific to acquire Fort James in a transaction valued at approximately $11 billion in cash, stock and assumed debt. Under the terms of the agreement, Georgia-Pacific will acquire all outstanding shares of Fort James for $29.60 per share in cash and
          0.2644 shares of Georgia-Pacific stock. Based on the Georgia-Pacific closing price of $28.625 on July 14, 2000 (the last trading date prior to the announcement of the transaction), the per share consideration totals $37.17 per Fort James share. The maximum value that can be received by Fort James shareholders is $40 per share (comprised of $29.60 in cash and $10.40 in Georgia-Pacific stock). Therefore, the
          0.2644 shares of Georgia-Pacific included in the offer is subject to downward adjustment in the event its average share price is greater than $39.33. Subject to regulatory approval, the transaction is expected to be completed in the fourth quarter of fiscal 2000. For additional information, see Form 8-K filed on July 17, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

                                                        2000 (a)                              1999 (b)
                                             -------------------------------------- ------------------------------------

                                                               Excluding Unusual                    Excluding Unusual
(in millions, except per share data)            Reported       and Non-recurring      Reported      and Non-recurring
------------------------------------------------------------------------------------------------------------------------
Second Quarter:
Net sales                                          $ 1,756.6             $ 1,756.6       $1,718.5             $ 1,718.5
Income from operations                                 234.4                 225.8          253.3                 252.2
Net income                                             116.4                 110.8           95.6                 135.2
Diluted earnings per share                            $ 0.57                $ 0.54         $ 0.44                $ 0.62
========================================================================================================================
Six months:
Net sales                                          $ 3,433.2             $ 3,433.2       $3,387.5             $ 3,387.5
Income from operations                                 421.6                 413.0          489.7                 488.6
Net income                                             212.8                 207.2          193.3                 252.8
Diluted earnings per share                            $ 1.02                $ 0.99         $ 0.88                $ 1.15
========================================================================================================================




     (a) Net income for the second quarter and first six months of 2000 included non-recurring income of $8.6 million ($5.6 million after taxes, or $0.03 per diluted share) for the settlement of divestitur liabilities on terms more favorable than anticipated.


     (b) Net income for the second quarter and first six months of 1999 included non-recurring income of $1.1 million ($0.7 million after taxes), a loss from discontinued operations of $9.3 million and $4.9 million, or $0.04 and $0.02 per diluted share, respectively, and an extraordinary loss on the early extinguishment of debt of $31.0 million and $33.2 million, or $0.14 and $0.15 per diluted share, respectively. Net income for the first six months of 1999 also included a charge for the cumulative effect of a change in accounting for start-up costs of $22.1 million, or $0.10 per diluted share.

Net sales increased modestly for the quarter and six months ended June 25, 2000 compared to the same periods in the prior year. Excluding the effects of currency translation and divested operations, however, net sales increased approximately 7 percent and 5 percent, respectively. Income from operations declined for the quarter and six months ended June 25, 2000 compared to the same periods in 1999. These declines were primarily due to reduced earnings in the Tissue - Europe and Tissue - North America businesses, driven by escalating costs in key raw materials, partially offset by increased earnings in the Communications Papers and Fiber businesses.


Tissue - North America
----------------------


                                                   Quarter                         Six Months
                                       -------------------------------------------------------------------
(in millions)                              2000      1999      Inc/(Dec)     2000        1999     Inc/(Dec)
----------------------------------------------------------------------------------------------------------
Net sales                                $ 951.0   $ 913.7        4.1 %   $ 1,864.2   $ 1,813.1     2.8 %
Income from operations                     172.1     183.5         (6.2)%     316.2       375.6     (15.8)%
==========================================================================================================

         Compared to the prior year, the second quarter decline in income from operations was primarily attributable to increased raw material costs, principally recycled paper. However, strong improvements in manufacturing cost reductions and the benefits of pricing initiatives partially offset the higher raw material costs. Distribution and warehousing costs continued to decline compared to both the prior year and the first quarter of 2000, despite rising fuel costs, as product flow improvement programs took effect. In addition, three major mill maintenance outages were successfully completed in the second quarter, in a shorter timeframe and with less expense than originally anticipated.

         The away-from-home category experienced top-line growth driven by higher pricing and mix improvements from Sofpull(R) and NuRoll(R) towels, coreless Compact(R) tissue and CoolColorTM dispenser product lines. Volume declined slightly compared to the prior year, as the Company pursued pricing policies to help alleviate the impacts of the significant raw material inflation.

         Volume in the retail category was comparable to 1999 with gains in bath tissue offset by lower napkin volume. During the quarter, list price increases were implemented across all product lines.


         The year-to-date decline in income from operations was primarily due to the continued increase in raw material costs, principally recycled paper. However, strong improvements in manufacturing cost reductions and benefits of pricing initiatives, particularly in the away-from-home category, partially offset the higher raw material costs.


Tissue - Europe
---------------

                                                   Quarter                         Six Months
                                       -------------------------------------------------------------------
(in millions)                               2000      1999      Inc/(Dec)     2000        1999     Inc/(Dec)
----------------------------------------------------------------------------------------------------------
Net sales                                $ 433.6   $ 456.3         (5.0)%   $ 883.5     $ 922.2      (4.2)%
Income from operations                      24.4      57.4        (57.5)%      53.5       118.5     (54.9)%
==========================================================================================================


         Changes in currency exchange rates negatively affected sales and operating profits by approximately $44 million and $5 million, respectively, compared to last year's quarter. The second quarter 2000 operating profits were negatively impacted by continued raw material inflation, partially offset by finished good pricing increases which have been initiated in all countries. Europe also experienced finished goods volume growth in all countries, except in the United Kingdom, with notable gains in France and the Nordic region, compared to a year ago.

         During the first half of the year, changes in currency exchange rates negatively affected sales and operating profits by approximately $88 million and $10 million, respectively. Finished goods volume increased in most of the Company's European markets, except the United Kingdom. However, income from operations for the six months ended June 25, 2000 was negatively impacted by continued raw material inflation, partially offset by finished good pricing increases which have been initiated in all countries.


Dixie
-----

                                                   Quarter                         Six Months
                                       -------------------------------------------------------------------
(in millions)                              2000      1999      Inc/(Dec)     2000        1999     Inc/(Dec)
----------------------------------------------------------------------------------------------------------
Net sales                                $ 240.6   $ 220.3        9.2 %     $ 419.8     $ 395.9     6.0 %
Income from operations                      37.3      38.6         (3.4)%      56.7        57.9      (2.1)%
==========================================================================================================



         The current quarter sales improvement was driven by volume gains in excess of 6 percent for both retail and foodservice categories, with notable gains in retail plates, the club channel and foodservice cutlery and cups. Income from operations was affected by strong sales growth and cost reduction efforts, offset by raw material inflation, particularly in plastic resins. Dixie has announced price increases in all channels to recover raw material inflation.


         The year-to-date sales improvement was driven by volume gains in the second quarter. The decline in income from operations was the result of raw material inflation, particularly in plastic resins, partially offset by positive sales growth and cost reduction efforts.

Communications Papers and Fiber
-------------------------------

                                                   Quarter                         Six Months
                                       -------------------------------------------------------------------
(in millions)                              2000       1999      Inc/(Dec)     2000        1999     Inc/(Dec)
----------------------------------------------------------------------------------------------------------
Net sales                                $ 226.8   $ 200.9       12.9 %     $ 464.0     $ 396.9    16.9 %
Income (loss) from operations               10.2      (8.6)     218.6 %        24.5       (22.8) 207.5 %
==========================================================================================================




         The improved earnings were the result of significantly higher pulp and uncoated freesheet prices, partially offset by lower pulp volume as a result of the January 2000 sale of Marathon, the Company's non-integrated pulp mill located in Ontario, Canada. Although uncoated freesheet prices were significantly higher than last year, they leveled in the second quarter after increasing steadily from the third quarter of 1999.


Interest Expense and Other Income (Expense)


         Lower debt levels resulted in a $0.8 million and a $6.3 million decrease in interest expense for the quarter and six months ended June 25, 2000. Other expense for the quarter was $3.1 million compared to other income of $14.2 million in 1999. This decrease was primarily due to foreign currency losses in the current quarter compared to foreign currency gains in the prior year as well as interest income received in 1999 related to prior year tax refunds. Other income for the six months ended June 25, 2000 decreased to $11.7 million from $18.1 million in 1999. This decrease was primarily due to foreign currency losses in 2000 compared to foreign currency gains in 1999. Additionally, income related to a land sale recorded in 2000 was comparable to income received in 1999 related to prior year income tax refunds.


Dispositions


         In January 2000, the Company completed the sale of Marathon to a joint venture between Tembec Inc. and Kruger Inc. for $69.1 million. In February 2000, the Company closed its groundwood paper operations at the Wauna mill in Clatskanie, Oregaon. The anticipated loss on the sale of Marathon and costs related to the closure of groundwood operations were originally recorded in the fourth quarter of 1999.


         In August 1999, Fort James sold its Packaging business to ACX Technologies, Inc. for $836.3 million in cash. The sale included the operations, assets, and liabilities of the Company's folding carton, healthcare, and microwave packaging manufacturing facilities.


Unusual and Non-Recurring Items

         Second quarter income from operations included non-recurring income of $8.6 million ($5.6 million after taxes, or $0.03 per diluted share) related to the settlement of the divestiture liabilities on terms more favorable than anticipated. These divestiture liabilities, recorded in 1999, related to the closure of the groundwood paper business and the sale of Marathon.


Financial Condition


         Cash provided by operating activities totaled $338.3 million in the first six months of 2000, compared with $308.1 million in the prior year. The increase was primarily due to a lower increase in accounts receivable partially offset by lower income from operations. Capital expenditures were $222.5 million for the six months ended June 2000, compared to $220.7 million for the same period in the prior year. In the first six months of 2000, the Company received cash proceeds of $92.4 million from the sale of assets, including $69.1 million from the sale of Marathon. The Company's current ratio was 1.5 as of June 2000 and 1.4 as of December 1999, while working capital increased to $610.5 million from $558.7 million for the same periods. The increase in working capital was primarily due to lower accounts payable and higher accounts receivable. The higher accounts receivable was driven by higher seasonal volume and pricing. However, days sales outstanding (DSO) decreased by 2.5 days from December to June as a result of the Company's progress in accounts receivable improvement programs.


         As of June 2000, total indebtedness was $3.5 billion and, including the effect of interest rate swaps, included approximately $1.8 billion of fixed rate and $1.7 billion of floating rate obligations. As of December 1999, total indebtedness was $3.5 billion and, including the effect of interest rate swaps, included $2.2 billion of fixed rate and $1.3 billion of floating rate obligations. Outstanding borrowings of $1.0 billion at June 2000 and December 1999, were supported by commercial paper, revolving credit and money market facilities. Under the most restrictive provisions of the Company's debt agreements, the Company had additional borrowing capacity of approximately $1.2 billion as of June 2000.

Stock Purchase Program


         In August 1999, the Company began execution of a $500 million stock purchase program. During the quarter and six months ended June 25, 2000, the Company purchased 3.3 million common shares at a cost of $75.2 million and 9.4 million common shares at a cost of $198.9 million, respectively. As of June 25, 2000, the Company had purchased 16.5 million common shares at a cost of $398.6 million since the inception of the program. As a result of the planned acquisition of Fort James by Georgia-Pacific Corporation ("Georgia-Pacific") (see Note 11 to the Consolidated Financial Statements) the Company's stock purchase program has been suspended.


Inflation


         For several years prior to 1999, the Company had experienced moderate levels of inflation. Beginning in the second half of 1999 and continuing through the first half of 2000, the Company began to see significant increases in the cost of its base raw materials, principally recycled paper and purchased pulp. Management believes that these costs will continue to escalate for the remainder of 2000. Although the Company has announced price increases in all businesses, the ultimate effect of these increases are uncertain and therefore, the degree of recoverability of these cost increases is uncertain.


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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         There have been no material changes in the Company's market risk since December 26, 1999. For additional information, refer to pages 30-31 of the Company's Annual Report to Shareholders for the fiscal year ended December 26, 1999.


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

                  Exhibit
                  Number


                  10       Material contracts
                           Agreement and Plan of Merger, dated as of July 16, 2000, among Georgia-Pacific Corporation, Fenres Acquisition Corp. and Fort James Corporation found in Form 8-K filed on July 17, 2000, Exhibit 10.1, is incorporated herein by reference.


                 27 Financial Data Schedule for the six months ended June 25, 2000 (filed electronically only)

(b)      Reports on Form 8-K:

                           No reports on Form 8-K were  filed by the  Company
                  during the quarter ended June 25, 2000.

                           Form 8-K was filed on July 17, 2000,  announcing that
                  the boards of Georgia-Pacific and Fort James signed a definitive merger agreement for Georgia-Pacific to acquire all outstanding shares of Fort James. The Agreement and Plan of Merger among the companies was filed as an exhibit to this Form 8-K.

                           Form 8-K was filed on July 20, 2000,  containing,  as
                  an exhibit, the Company's second quarter earnings press release issued on July 19, 2000.

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


                                                     FORT JAMES CORPORATION


                               By:/s/ Joseph W. McGarr
                                      Joseph W. McGarr
                                      Executive Vice President and Chief
                                      Financial  Officer


                              By:/s/  Catherine M. Freeman
                                      Catherine M. Freeman
                                      Vice President and Corporate Controlle
                                      (Principal Accounting Officer)





Date:  August 4, 2000