Form 10-Q
period 2000-09-24
FORT JAMES CORP
filed 2000-11-03
CIK 53117

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended: September 24, 2000            Commission File Number: 1-7911
--------------------------------------------------------------------------------


                             FORT JAMES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Virginia                                  54-0848173
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)



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

                                             Yes      X      No
                                                 --------       ----------

Number of shares of $.10 par value common stock outstanding as of October 20, 2000:

                               204,773,712 shares

                             FORT JAMES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                               September 24, 2000


                                TABLE OF CONTENTS
                                                                       Page No.

PART I.  FINANCIAL INFORMATION:

   ITEM 1.   Financial Statements:

             Consolidated Balance Sheets as of September 24, 2000
                 and December 26, 1999                                       3

             Consolidated Statements of Operations for the
                  quarters and nine months ended September 24,
                  2000 and September 26, 1999                                4

             Consolidated Statements of Cash Flows for the nine
                 months ended September 24, 2000 and
                 September 26, 1999                                          5

             Notes to Consolidated Financial Statements                      6

   ITEM 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        15

   ITEM 3.   Quantitative and Qualitative Disclosures About
                 Market Risk                                                21


PART II.  OTHER INFORMATION:

   ITEM 1.     Legal Proceedings                                            21

   ITEM 2.     Changes in Securities                                        21

   ITEM 3.     Defaults Upon Senior Securities                              21

   ITEM 4.     Submission of Matters to a Vote of Security Holders          21

   ITEM 5.     Other Information                                            21

   ITEM 6.     Exhibits and Reports on Form 8-K                             21

   SIGNATURES                                                               22

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                             FORT JAMES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    September 24, 2000 and December 26, 1999

                                                        September       December
(in millions, except share data)                         2000            1999
--------------------------------------------------------------------------------
Assets:
Current assets:
    Cash and cash equivalents                                $ 9.1       $ 10.3
    Accounts receivable                                      880.9        880.5
    Inventories                                              784.7        790.4
    Deferred income taxes                                     94.1        111.5
    Other current assets                                      28.6         35.7
--------------------------------------------------------------------------------
      Total current assets                                 1,797.4      1,828.4
--------------------------------------------------------------------------------
Property, plant and equipment                              7,973.4      7,858.0
Accumulated depreciation                                  (3,769.5)    (3,505.9)
--------------------------------------------------------------------------------
    Net property, plant and equipment                      4,203.9      4,352.1
Goodwill, net                                                463.1        528.8
Other assets                                                 499.1        548.9
--------------------------------------------------------------------------------
      Total assets                                        $6,963.5    $ 7,258.2
================================================================================
Liabilities and Shareholders' Equity:
Current liabilities:
    Accounts payable                                       $ 599.5      $ 619.1
    Accrued liabilities                                      522.3        568.7
    Current portion of long-term debt                         59.6         81.9
--------------------------------------------------------------------------------
      Total current liabilities                            1,181.4      1,269.7
--------------------------------------------------------------------------------
Long-term debt                                             3,269.5      3,432.0
Deferred income taxes                                        802.3        748.6
Accrued postretirement benefits other than pensions          402.1        417.1
Other long-term liabilities                                  254.4        263.5
--------------------------------------------------------------------------------
      Total liabilities                                    5,909.7      6,130.9
--------------------------------------------------------------------------------
Common stock, $.10 par value, 500 million shares
 authorized; 204.8  million shares outstanding at
 September 24, 2000 and 214.0 million at
 December 26, 1999                                            20.5         21.4
Additional paid-in capital                                 2,857.4      3,045.0
Accumulated other comprehensive loss                        (336.8)      (227.1)
Accumulated deficit                                       (1,487.3)    (1,712.0)
--------------------------------------------------------------------------------
      Total shareholders' equity                           1,053.8      1,127.3
--------------------------------------------------------------------------------
      Total liabilities and shareholders' equity          $6,963.5    $ 7,258.2
================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Quarters and Nine Months Ended
                    September 24, 2000 and September 26, 1999



                                                                            Quarter           Nine Months
                                                                   --------------------------------------------
(in millions, except per share data)                                   2000       1999       2000       1999
---------------------------------------------------------------------------------------------------------------
Net sales                                                           $ 1,796.2  $ 1,739.3  $ 5,229.4  $ 5,126.8
Cost of goods sold                                                   (1,259.7)  (1,207.7)  (3,692.7)  (3,518.4)
Selling and administrative expenses                                    (306.3)    (363.4)    (893.5)    (951.6)
Restructure and other items                                             (18.9)      13.4      (10.3)      14.5
---------------------------------------------------------------------------------------------------------------
Income from operations                                                  211.3      181.6      632.9      671.3
Interest expense                                                        (58.3)     (53.6)    (173.9)    (175.5)
Other income, net                                                         4.8        0.4       16.5       18.5
---------------------------------------------------------------------------------------------------------------
    Income from continuing operations before income taxes,
        extraordinary items, and cumulative effect of a change
        in accounting principle                                         157.8      128.4      475.5      514.3
Income tax expense                                                      (53.0)     (34.3)    (157.9)    (166.7)
---------------------------------------------------------------------------------------------------------------
     Income from continuing operations before extraordinary
     items and cumulative effect of a change in accounting principle    104.8       94.1      317.6      347.6
Loss from discontinued operations, net of taxes                             -       (1.5)         -       (6.4)
---------------------------------------------------------------------------------------------------------------
     Income before extraordinary items and cumulative effect
         of a change in accounting principle                            104.8       92.6      317.6      341.2
Extraordinary loss on early extinguishment of debt, net of taxes            -          -          -      (33.2)
Extraordinary gain on sale of discontinued operations, net of taxes         -      232.5          -      232.5
Cumulative effect of a change in accounting principle, net of taxes         -          -          -      (22.1)
---------------------------------------------------------------------------------------------------------------
    Net income                                                        $ 104.8    $ 325.1    $ 317.6    $ 518.4
===============================================================================================================
Basic earnings per share:
    Income from continuing operations before extraordinary items
        and cumulative effect of a change in accounting principle      $ 0.52     $ 0.43     $ 1.54     $ 1.58
    Loss from discontinued operations, net of taxes                         -      (0.01)         -      (0.03)
    Extraordinary loss on early extinguishment of debt, net of taxes        -          -          -      (0.15)
    Extraordinary gain on sale of discontinued operations, net of taxes     -       1.06          -       1.06
    Cumulative effect of a change in accounting principle, net of taxes     -          -          -      (0.10)
---------------------------------------------------------------------------------------------------------------
    Net income                                                         $ 0.52     $ 1.48     $ 1.54     $ 2.36
---------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                              204.0      219.2      206.5      219.4
===============================================================================================================
Diluted earnings per share:
    Income from continuing operations before extraordinary items
        and cumulative effect of a change in accounting principle      $ 0.51     $ 0.43     $ 1.53     $ 1.58
    Loss from discontinued operations, net of taxes                         -      (0.01)         -      (0.03)
    Extraordinary loss on early extinguishment of debt, net of taxes        -          -          -      (0.15)
    Extraordinary gain on sale of discontinued operations, net of taxes     -       1.05          -       1.05
    Cumulative effect of a change in accounting principle, net of taxes     -          -          -      (0.10)
---------------------------------------------------------------------------------------------------------------
    Net income                                                         $ 0.51     $ 1.47     $ 1.53     $ 2.35
---------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - assuming dilution          205.1      220.2      207.1      220.5
===============================================================================================================
Cash dividends per common share                                        $ 0.15     $ 0.15     $ 0.45     $ 0.45
===============================================================================================================

The  accompanying  notes  are an  integral  part of the consolidated financial statements.

                             FORT JAMES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 24, 2000 and September 26, 1999



(in millions)                                                    2000      1999
--------------------------------------------------------------------------------
Cash provided by (used for) operating activities:
  Net income                                                  $ 317.6   $ 518.4
  Depreciation expense                                          350.6     332.9
  Amortization of goodwill                                       12.8      14.2
  Deferred income tax provision                                  87.4      52.7
  Restructure and other items                                    10.3     (14.5)
  Loss from discontinued operations, net of taxes                   -       6.4
  Gain on sale of discontinued operations, net of taxes             -    (232.5)
  Loss on early extinguishment of debt, net of taxes                -      33.2
  Cumulative effect of a change in accounting
  principle, net of taxes                                           -      22.1
  Change in current assets and liabilities, excluding
  effects of acquisitions and dispositions:
   Accounts receivable                                          (75.1)   (125.0)
   Inventories                                                  (14.3)    (16.3)
   Other current assets                                           5.6      (6.1)
   Accounts payable and accrued liabilities                       3.8     (26.6)
  Other, net                                                    (52.0)    (16.1)
--------------------------------------------------------------------------------

   Cash provided by operating activities                        646.7     542.8
--------------------------------------------------------------------------------
Cash provided by (used for) investing activities:
  Expenditures for property, plant and equipment               (336.9)   (346.5)
  Proceeds from sale of assets                                   93.0       3.9
  Cash paid for acquisitions, net                                   -     (56.7)
  Proceeds from sale of discountinued operations                    -     825.8
  Increase in net assets of discontinued operations                 -     (34.4)
  Other, net                                                     (1.0)     (1.7)
--------------------------------------------------------------------------------

   Cash provided by (used for) investing activities            (244.9)    390.4
--------------------------------------------------------------------------------
Cash provided by (used for) financing activities:
  Additions to long-term debt                                     4.1     357.3
  Payments of long-term debt                                    (49.8)   (340.5)
  Net decrease in revolving debt                                (67.6)   (764.9)
  Premiums paid on early extinguishment of debt and
   debt issuance costs                                              -     (56.2)
  Common stock dividends paid                                   (94.3)    (98.9)
  Proceeds from exercise of stock options                         3.6      15.0
  Common stock purchases                                       (198.9)    (53.6)
  Other, net                                                     (0.1)     11.0
--------------------------------------------------------------------------------

   Cash used for financing activities                          (403.0)   (930.8)
--------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                 (1.2)      2.4
Cash and cash equivalents, beginning of period                   10.3       5.3
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                        $ 9.1     $ 7.7
================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

   Basis of Presentation:

        In the opinion of management, the accompanying unaudited consolidated financial statements of Fort James Corporation ("Fort James" or "the Company") contain all adjustments (including normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 24, 2000 and its results of operations for the quarters and nine months ended September 24, 2000 and September 26, 1999 and its cash flows for the nine months ended September 24, 2000 and September 26, 1999. The balance sheet as of December 26, 1999 was derived from audited financial statements as of that date. The results of operations for the quarter and nine months ended September 24, 2000 are not necessarily indicative of the results to be expected for the full year.

   Prospective Accounting Pronouncements:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). This statement requires the recognition of all derivative instruments in the statement of financial position as either assets or liabilities and their measurement at fair value. Depending upon the nature of the derivative, changes in fair value are either recognized in other comprehensive income or in earnings. Certain sections of FAS No. 133 were amended in June 2000, when the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" ("FAS No. 138"). FASB Statement No. 137 defers the Company's required adoption of FAS No. 133 and FAS No. 138 until fiscal 2001. The Company has a program in place to evaluate its financial instruments and contracts. The Company believes that FAS No. 133 and FAS No. 138 will not have a material impact on its results of operations or financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to implement SAB 101 in the fourth quarter of fiscal 2000. The Company believes that SAB 101 will not have a material effect on its results of operations or financial position.

         In May 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). EITF 00-14 requires that certain sales incentives to customers be accounted for as a reduction of revenue. The Company is required to adopt EITF 00-14 in the fourth quarter of fiscal 2000. The adoption will require a reclassification of certain sales incentives from selling expense to a reduction of revenue. The Company has not determined the magnitude of the effect EITF 00-14 will have on revenue. However, EITF 00-14 will not affect the Company's income from operations.

2. Dispositions

         In January 2000, the Company completed the sale of Fort James - Marathon LTD ("Marathon"), a non-integrated pulp mill located in Ontario, Canada, to a joint venture between Tembec Inc. and Kruger Inc. for $69.1 million. In February 2000, the Company closed its groundwood paper operations (the "Groundwood Business") at the Wauna mill in Clatskanie, Oregon. Both Marathon and the Groundwood Business, which had a combined net asset value of $220.8 million, were included in the Communications Papers and Fiber segment. Anticipated losses of $149.9 million for asset write-downs and $7.2 million of other costs related to the sale and closure were originally recorded in the fourth quarter of 1999 on the "Restructure and other items" line of the Consolidated Statements of Operations. In the second quarter of 2000, the Company reversed $8.6 million ($5.6 million after taxes, or $0.03 per diluted share) originally recorded at the end of 1999, as part of the estimated loss on the sale of Marathon. The revision was recorded on the "Restructure and other items" line of the Consolidated Statements of Operations, and represents the final determination of the purchase price and an adjustment of estimated transaction costs to reflect actual costs paid. For further information regarding unusual and non-recurring items, see Note 3, Unusual and Non-recurring Items.

         Net sales and income (loss) from operations of Marathon and the Groundwood Business for the quarter ended September 26, 1999 and the nine months ended September 24, 2000 and September 26, 1999 were as follows:


                                                                   Quarter               Nine Months
                                                           --------------- ------------------------------
(in millions)                                                       1999           2000            1999
---------------------------------------------------------------------------------------------------------
Net sales of assets held for disposal                              $ 31.5         $ 18.3          $ 90.9
Income (loss) from operations of assets held for disposal           $ 0.3          $ 1.8          $ (3.8)


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

         Results for the Packaging business for the quarter and nine months ended September 26, 1999 were as follows:


                                                               1999
                                                   -----------------------------
(in millions)                                            Quarter     Nine Months
----------------------------------------------------------------- --------------
Net sales                                                 $ 51.6        $ 330.5
================================================================================
Loss from discontinued operations                         $ (2.3)       $  (9.1)
Tax benefit                                                  0.8            2.7
--------------------------------------------------------------------------------
Loss from discontinued
   operations, net of taxes                               $ (1.5)        $ (6.4)
================================================================================



3. Unusual and Non-Recurring Items

   Unusual Items

         Income from operations for the third quarter and nine months ended September 24, 2000 included unusual charges of $24.0 million ($14.8 million after taxes, or $0.07 per diluted share) for accruals related to the settlement of certain antitrust litigation claims related to the Tissue - North America business, as well as charges for legal fees and other costs associated with the pending sale of Fort James to Georgia-Pacific Corporation ("Georgia-Pacific") (see Note 11, Pending Merger Transaction). The unusual charges of $24.0 million were recorded in costs of good sold ($12.5 million) and selling and administrative expenses ($11.5 million).

         Income from operations for the third quarter and nine months ended September 26, 1999, included $46.0 million of unusual items for severance and other costs related to a reduction-in-force program and for antitrust and other litigation accruals, of which $17.8 million was included in cost of goods sold and $28.2 million was included in selling and administrative expenses.

   Restructure and Other Items

         Income from  operations  for the third  quarter  and nine months  ended
   September 24, 2000, included non-recurring charges of $18.9 million ($12.0 million after taxes, or $0.06 per diluted share) for the write-off of remaining unsecured notes receivable and accruals for contingent liabilities resulting from the bankruptcy of Crown Vantage Inc. ("Crown"), which was spun off from the Company in 1995. See Note 9, Commitments and Contingent Liabilities, for further information on Crown. Income from operations for the nine months ended September 24, 2000 also included non-recurring income of $8.6 million ($5.6 million after taxes, or $0.03 per diluted share) related to the Marathon divestiture (see Note 2, Dispositions).

         Income from operations for the third quarter and nine months ended September 26, 1999 included a charge of $30.0 million ($18.4 million after taxes, or $0.08 per diluted share) for a write-down of notes receivable from Crown. In addition, income from operations for the third quarter and nine months ended September 26, 1999 included net non-recurring credits of $43.4 million ($30.4 million after taxes, or $0.14 per diluted share) and $44.5 million ($31.1 million after taxes, or $0.14 per diluted share), respectively. Non-recurring credits related to the reversal of certain 1997 merger-related restructure accruals, as a result of unexpected and protracted regulatory reviews that were expected to delay certain initiatives into late 2000. In addition, certain initiatives were cancelled due to changes in economic circumstances, which indicated that the initiatives would not provide the economic benefits initially projected. The initiatives that were delayed or cancelled primarily related to operations of the Company's Tissue
   - Europe business.

4.       Other Income

         The components of other income for the quarters and nine months ended September 24, 2000 and September 26, 1999 were as follows:


                                                         Quarter                  Nine Months
                                                ------------------------ -----------------------------
(in millions)                                       2000           1999           2000           1999
------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated affiliates    $ 2.5          $ 1.2          $ 6.7          $ 3.7
Foreign currency exchange gains                      4.9            0.8            1.6            5.5
Minority interest                                   (3.3)          (2.7)         (10.1)          (7.7)
Gains (losses) on sale of assets                     1.6           (0.4)          16.0            0.3
Interest on income tax refunds                         -              -              -            9.3
Other, net                                          (0.9)           1.5            2.3            7.4
------------------------------------------------------------------------------------------------------
  Total other income                               $ 4.8          $ 0.4         $ 16.5         $ 18.5
======================================================================================================


5.       Stock Purchase Program

         In August 1999, the Company began execution of a $500 million stock purchase program. For the nine months ended September 24, 2000, the Company purchased 9.4 million common shares at a cost of $198.9 million. As of September 24, 2000, the Company had purchased 16.5 million common shares at a cost of $398.6 million since the inception of the program. As a result of the pending merger of Fort James with Georgia-Pacific (see Note 11, Pending Merger Transaction), the Company's stock purchase program has been suspended.

6.       Balance Sheet Information

   Reduction-in-Force

         In the third quarter of 1999, the Company recorded a charge of $25.0 million for the cost of termination benefits for a reduction-in-force program that has reduced headcount by approximately 1,300 employees. The program was substantially completed in the first quarter of 2000. As of September 24, 2000, termination benefits of $17.4 million had been paid and approximately $2.3 million of salary continuation benefits will be paid in the future according to contract terms.

   Inventories

        The components of inventories as of September 24, 2000 and December 26, 1999 were as follows:

                                                     September         December
(in millions)                                             2000             1999
--------------------------------------------------------------------------------
Raw materials                                          $ 183.8          $ 178.3
Finished goods and work in process                       472.5            464.8
Stores and supplies                                      177.4            165.4
--------------------------------------------------------------------------------
                                                         833.7            808.5
Reduction to state certain inventories
 at last-in, first-out cost                              (49.0)           (18.1)
--------------------------------------------------------------------------------
    Total inventories                                  $ 784.7          $ 790.4
================================================================================


7.       Comprehensive Income

         Comprehensive income for the quarters ended September 24, 2000 and September 26, 1999 was $32.4 million and $364.5 million, respectively. For the nine months ended September 24, 2000 and September 26, 1999, comprehensive income was $207.9 million and $429.6 million, respectively. The difference between net income and comprehensive income is due to foreign currency translation gains and losses.

8.       Income Per Common Share and Common Share Equivalent

         Income and share information used in determining earnings per share for the quarters and nine months ended September 24, 2000 and September 26, 1999 were as follows:


                                                                               2000                 1999
                                                                     -----------------------------------------
(in millions)                                                           Income    Shares     Income    Shares
--------------------------------------------------------------------------------------------------------------
Third Quarter:
Amounts used to compute basic earnings per share:
    Income from continuing operations before extraordinary items
        and cumulative effect of a change in accounting principle      $ 104.8                $94.1
    Weighted average common shares outstanding                                     204.0                219.2
Effect of dilutive securities:
     Options (a)                                                                     1.1                  1.0
--------------------------------------------------------------------------------------------------------------
Amounts used to compute diluted earnings per share                     $ 104.8     205.1      $94.1     220.2
==============================================================================================================
Nine months:
Amounts used to compute basic earnings per share:
    Income from continuing operations before extraordinary items
        and cumulative effect of a change in accounting principle      $ 317.6               $347.6
    Weighted average common shares outstanding                                     206.5                219.4
Effect of dilutive securities:
     Options (a)                                                                     0.6                  1.1
--------------------------------------------------------------------------------------------------------------
Amounts used to compute diluted earnings per share                     $ 317.6     207.1     $347.6     220.5
==============================================================================================================



(a) For the quarter and nine months ended September 24, 2000, outstanding options to purchase 5.5 million and 8.3 million shares of common stock, respectively, for which the exercise price was greater than the average market price of the common shares were excluded from the computation of diluted earnings per share. For the quarter and nine months ended September 26, 1999, such amounts were 5.6 million and 4.7 million shares of common stock, respectively.

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

         In the Fox River matter, various state and federal agencies and tribal entities are seeking both sediment restoration and natural resources damages. In February 1999, the Wisconsin Department of Natural Resources ("WDNR") released for public comment a draft remedial investigation/feasibility study of the Fox River. While the draft study did not advocate any specific sediment restoration alternatives, it included estimated total costs ranging from zero for "no action" to approximately $720 million, depending on the alternative or combination of alternatives selected. In May 2000, the Company reached an agreement with the WDNR and the EPA for the voluntary restoration of one sediment area on the Fox River. In exchange, the Company will receive a release from future liability for that particular area, provided the restoration goals are achieved. The project began in August 2000 and is expected to conclude in the fourth quarter of 2000.

         In October 2000, the U. S. Fish and Wildlife Service released for public comment its Restoration and Compensation Determination Plan (the "Plan") for natural resources damages in connection with its Lower Fox River/Green Bay Natural Resource Damage Assessment. According to the Plan, claims for past damages and present and future losses allegedly resulting from contamination of the Fox River by hazardous substances range from $176 million to $333 million, depending on the sediment restoration alternative or combinations of alternatives selected. The actual costs of projects to settle natural resource damage claims could be significantly lower.

          In the Kalamazoo River matter, the PRPs submitted a draft remedial investigation/feasibility study to the Michigan Department of Environmental Quality ("DEQ") on October 30, 2000. This draft document identified a number of remedial restoration alternatives with estimated total costs ranging from zero for "no action" to approximately $2.6 billion, depending on the alternative selected. The PRP group's preferred alternative is estimated to cost approximately $73 million. The DEQ has announced its intention to publish a Record of Decision, which will contain its proposed remedy, sometime during 2001.

         The final restoration alternatives and the Company's share of the related costs, for both the Fox River and Kalamazoo River matters, are unknown at this time.

         It  is  the  Company's  policy  to  accrue   remediation  costs  on  an
   undiscounted basis when such costs are probable and estimable. As of September 24, 2000, Fort James' accrued environmental liabilities, including remediation, natural resource damages and landfill closure costs, totaled $70.7 million. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages, or make other expenditures, in amounts or a range of amounts that cannot be estimated. The Company believes, based on its current analysis, that its share of the costs for its current remediation sites will not have a material adverse impact on its consolidated financial position or its cash flows but could have a material effect on consolidated results of operations in a given period.

   Litigation:

         The Company is party to various legal proceedings generally incidental to its business. As is the case with other companies in similar industries, Fort James faces exposure from actual or potential claims and legal proceedings.

   Antitrust

         In May 1997, the Attorney General of the State of Florida filed a civil action in the United States District Court for the Northern District of Florida at Gainesville (the "Florida District Court"), against the
         Company and seven other manufacturers of sanitary commercial paper products alleging violations of federal and state antitrust and unfair competition laws. The complaint sought damages on behalf of the state under Florida law of $1 million against each defendant for each violation, unspecified treble damages and injunctive relief. Four other state attorneys general brought similar suits. In April 2000, the defendants settled with the State of Florida and the matter was dismissed. In June 2000, settlements were reached with the states of New York, West Virginia, and Maryland. The case filed by the State of Kansas was dismissed earlier. In no case did the Company admit to wrongdoing.

         Numerous private suits on behalf of an alleged class of direct purchasers were also filed in federal courts, all seeking similar damages for similar alleged violations. In July 1998, the private suits were conditionally certified as a class action in the Florida District Court. In August 2000, a settlement offer was accepted by the plaintiffs and preliminarily approved by the Florida District Court. Fort James' portion of the offer is approximately 49% of the total settlement, which is generally reflective of the combined market shares of the former Fort Howard Corporation and the former James River Corporation. The Company did not admit to wrongdoing.

         Private class action suits were also filed in Minnesota, Wisconsin, California, and Tennessee on behalf of an alleged class of indirect purchasers, seeking similar damages for similar alleged violations under state law. The Minnesota court refused to certify a class in that state, and the case in Wisconsin was voluntarily dismissed prior to certification. A settlement has been agreed upon in principle with the California plaintiffs, prior to class certification, and is awaiting court approval. There has been no significant activity in the Tennessee case. The Company believes that these outstanding cases are without merit and is vigorously defending the remaining state actions. In no case has the Company admitted to wrongdoing.

   Crown Vantage, Inc.

         In 1995, the Company completed the spin off of certain assets of its Communications Papers and Packaging businesses to Crown. On March 15, 2000, Crown filed for Chapter 11 bankruptcy protection from its creditors and secured $100 million of "debtor in possession" financing. On July 26, 2000, Crown announced the signing of a letter of intent by its wholly owned subsidiary, Crown Paper Co. ("Crown Paper") providing for the sale of substantially all of the assets of Crown Paper to Crown Acquisition Corp. On October 9, 2000, Crown announced that the letter of intent between Crown Paper and Crown Acquisition Corporation had been terminated.

         In the third quarter of 2000, Fort James obtained a schedule from the Bankruptcy Court of Crown's assets and liabilities and an initial indication of amounts of secured and unsecured claims against the estate. This schedule reported Crown's liabilities in excess of its assets. Based on this information, Fort James recorded a third quarter charge of $18.9 million for the write-off of remaining unsecured notes receivable from Crown and accruals for contingent liabilities resulting from the bankruptcy. These contingent liabilities primarily relate to environmental and pension costs at certain Crown facilities.

         On October 19, 2000, the official committee of unsecured creditors assembled by the Crown Bankruptcy Trustee served two motions on the Company seeking authority to investigate and possibly initiate an action based upon certain facts surrounding the 1995 spin off transaction. The first motion seeks authority under Rule 2004 of the Federal Rules of Bankruptcy Procedure to initiate discovery with respect to the valuation of property transferred to Crown in relation to the property received by the Company in the spin off. The second motion seeks authority to investigate these facts further and possibly commence a proceeding against the Company if the unsecured creditors committee concludes that property was transferred to the Company for other than fair consideration. The first motion is currently pending. The second motion has been set for hearing on December 1, 2000. As of the filing date, no claims have been asserted; therefore, the Company is unable to estimate a range of possible loss regarding this matter, if any. The Company believes that the actions taken in connection with the 1995 spin off transaction were entirely proper and appropriate and, if called upon, will vigorously defend any claims to the contrary.

         Although the ultimate disposition of the various legal proceedings to which the Company is a party cannot be predicted with certainty, it is the Company's policy to accrue settlement costs when such costs are probable and estimable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to make expenditures, in amounts or a range of amounts that cannot be estimated. The Company believes, based on its current analysis, that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition of Fort James but could have a material effect on its cash flows or consolidated results of operations in a given period.

10. Segments

       The Company's measure of segment profitability is income from operations excluding corporate restructuring programs, merger-related activities and other corporate non-operating activities. Segment sales and income from operations for the quarters and nine months ended September 24, 2000 and September 26, 1999 and total assets as of September 24, 2000 and September 26, 1999 were as follows:


                                                   Tissue                    Communi-     Inter-
                                           -----------------------           cations      company
                                              North                          Papers and   and
(in millions)                                 America      Europe    Dixie   Fiber        Corporate     Total
----------------------------------------------------------------------------------------------------------------
Quarter ended September 2000
Net sales                                   $ 1,026.6     $ 431.9  $ 216.1   $ 239.9    $(118.3)      $ 1,796.2
Intercompany sales                               32.5           -      0.4      85.4          -           118.3
Income from operations before
   restructure and other items (a)              191.9        27.6     30.0      10.9      (30.2)          230.2
Restructure and other items                         -           -        -         -      (18.9)          (18.9)
----------------------------------------------------------------------------------------------------------------
Income from operations                          191.9        27.6     30.0      10.9      (49.1)          211.3
Interest expense                                    -           -        -         -      (58.3)          (58.3)
Other income                                        -           -        -         -        4.8             4.8
----------------------------------------------------------------------------------------------------------------
Income before income taxes (b)                $ 191.9      $ 27.6    $30.0    $ 10.9    $(102.6)        $ 157.8
================================================================================================================
Quarter ended September 1999
Net sales                                     $ 950.3     $ 452.1  $ 195.2   $ 209.3     $(67.6)      $ 1,739.3
Intercompany sales                               24.2           -      0.8      42.6          -            67.6
Income from operations before
   restructure and other items (a)              125.6        50.8     20.3       1.8      (30.3)          168.2
Restructure and other items                         -           -        -         -       13.4            13.4
----------------------------------------------------------------------------------------------------------------
Income from operations                          125.6        50.8     20.3       1.8      (16.9)          181.6
Interest expense                                    -           -        -         -      (53.6)          (53.6)
Other income                                        -           -        -         -        0.4             0.4
----------------------------------------------------------------------------------------------------------------
Income before income taxes (b)                $ 125.6      $ 50.8    $20.3     $ 1.8     $(70.1)        $ 128.4
================================================================================================================

Nine months ended September 2000
Net sales                                   $ 2,890.8   $ 1,315.4  $ 635.9   $ 703.9    $(316.6)      $ 5,229.4
Intercompany sales                               98.1           -      1.2     217.3          -           316.6
Income from operations before
   restructure and other items (a)              508.1        81.1     86.7      35.4      (68.1)          643.2
Restructure and other items                         -           -        -         -      (10.3)          (10.3)
----------------------------------------------------------------------------------------------------------------
Income from operations                          508.1        81.1     86.7      35.4      (78.4)          632.9
Interest expense                                    -           -        -         -     (173.9)         (173.9)
Other income                                        -           -        -         -       16.5            16.5
----------------------------------------------------------------------------------------------------------------
Income before income taxes (b)                $ 508.1      $ 81.1    $86.7    $ 35.4    $(235.8)        $ 475.5
================================================================================================================
Total assets                                $ 3,296.9   $ 1,973.1  $ 462.3   $ 574.5     $656.7       $ 6,963.5
================================================================================================================
Nine months ended September 1999
Net sales                                   $ 2,763.4   $ 1,374.3  $ 591.1   $ 606.2    $(208.2)      $ 5,126.8
Intercompany sales                               80.1           -      2.4     125.7          -           208.2
Income from operations before
   restructure and other items (a)              501.2       169.3     78.2     (21.0)     (70.9)          656.8
Restructure and other items                         -           -        -         -       14.5            14.5
----------------------------------------------------------------------------------------------------------------
Income from operations                          501.2       169.3     78.2     (21.0)     (56.4)          671.3
Interest expense                                    -           -        -         -     (175.5)         (175.5)
Other income                                        -           -        -         -       18.5            18.5
----------------------------------------------------------------------------------------------------------------
Income before income taxes (b)                $ 501.2     $ 169.3    $78.2    $(21.0)   $(213.4)        $ 514.3
================================================================================================================
Total assets                                $ 3,020.3   $ 2,299.1  $ 420.2   $ 804.3     $732.5       $ 7,276.4
================================================================================================================


(a) Third quarter and year-to-date 2000 income from operations included unusual charges of $24.0 million for litigation accruals and legal fees and other costs, of which $12.5 million is included in cost of goods sold and $11.5 million is included in selling and administrative expense. Third quarter and year-to-date 1999 income from operations included unusual charges of $46.0 million for severance and litigation accruals, of which $17.8 million was included in cost of goods sold and $28.2 million was included in selling and administrative expenses. Details by segment are as follows:


                                                                         Income From Operations Excluding Unusual Items
                                                                   -----------------------------------------------------------
                                            Unusual Items                Third Quarter                   Year-To-Date
                                       -------------------------   -----------------------------   ---------------------------
                                             2000           1999           2000          1999             2000          1999
------------------------------------------------------------------------------------------------------------------------------
    Tissue - North America                 $ 13.3        $ 34.7          $ 205.2       $ 160.3          $ 521.4       $ 535.9
    Tissue - Europe                             -             -             27.6          50.8             81.1         169.3
    Dixie                                     0.2           0.9             30.2          21.2             86.9          79.1
    Communications Papers and Fiber           0.2           2.1             11.1           3.9             35.6         (18.9)
    Corporate                                10.3           8.3            (19.9)        (22.0)           (57.8)        (62.6)
------------------------------------------------------------------------------------------------------------------------------
      Total                                $ 24.0        $ 46.0          $ 254.2       $ 214.2          $ 667.2        $ 702.8
==============================================================================================================================


(b) Income from continuing operations before income taxes, extraordinary items, and cumulative effect of a change in accounting principle.

11.Pending Merger Transaction

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

       On October 13, 2000, Georgia-Pacific launched its exchange offer for all outstanding shares of the Company's stock. Subject to regulatory approval, the transaction is expected to be completed in the fourth quarter of fiscal 2000. For additional information, see the Company's Form 8-K filed on July 17, 2000 and on September 1, 2000 and Forms SC TO-T, SC TO-C and SC 14D9 filed on October 13, 2000, Form SC 14D9A filed on October 16, 2000, Form SC 14D9A filed on October 18, 2000, and Form SC 14D9A filed on October 26, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         During the quarters and nine months ended September 24, 2000 and September 26, 1999, the Company recorded certain unusual and non-recurring items. Results for the quarters and nine months ended September 24, 2000 and September 26, 1999, as reported and excluding unusual and non-recurring items, are summarized as follows:

                                                                 Quarter                   Nine Months
                                                            ---------------------------------------------
(in millions, except per share data)                           2000 (a)    1999 (b)   2000 (c)    1999 (d)
----------------------------------------------------------------------------------------------------------
Net sales                                                    $ 1,796.2   $ 1,739.3  $ 5,229.4   $ 5,126.8
==========================================================================================================

Income from operations                                         $ 211.3     $ 181.6    $ 632.9     $ 671.3
  Adjusted for unusual and non-recurring items:
   Cost of goods sold                                             12.5        17.8       12.5        17.8
   Selling and administrative expenses                            11.5        28.2       11.5        28.2
   Restructure and other items                                    18.9       (13.4)      10.3       (14.5)
----------------------------------------------------------------------------------------------------------
Income from operations, before unusual and non-recurring items $ 254.2     $ 214.2    $ 667.2     $ 702.8
==========================================================================================================

Net income                                                     $ 104.8     $ 325.1    $ 317.6     $ 518.4

  Adjusted for unusual and non-recurring items, each net of taxes:
   Cost of goods sold                                              7.7        10.9        7.7        10.9
   Selling and administrative expenses                             7.1        17.2        7.1        17.2
   Restructure and other items                                    12.0       (12.0)       6.4       (12.7)
   Loss from discontinued operations                                 -         1.5          -         6.4
   Extraordinary items                                               -      (232.5)         -      (199.3)
   Cumulative effect of a change in accounting principle             -           -          -        22.1
----------------------------------------------------------------------------------------------------------
Net earnings, before unusual and non-recurring items           $ 131.6     $ 110.2    $ 338.8     $ 363.0
==========================================================================================================
Diluted earnings per share:
   Net income                                                   $ 0.51      $ 1.47     $ 1.53      $ 2.35
  Adjusted for:
   Unusual items, net                                             0.07        0.13       0.07        0.13
   Restructure and other items                                    0.06       (0.06)      0.03       (0.06)
   Discontinued operations                                           -        0.01          -        0.03
   Extraordinary items, net                                          -       (1.05)         -       (0.90)
   Cumulative effect of a change in accounting principle             -           -          -        0.10
----------------------------------------------------------------------------------------------------------
   From earnings, before unusual and non-recurring items        $ 0.64      $ 0.50     $ 1.63      $ 1.65
==========================================================================================================



(a) Results for the third quarter of 2000 included unusual charges of $24.0 million ($14.8 million after taxes) for the settlement of certain antitrust litigation claims related to the Company's Tissue - North America business as well as charges for legal and other costs associated with the pending merger. In addition, non-recurring charges of $18.9 million ($12.0 million after taxes) were recorded for the write-off of remaining notes receivable and accruals for contingent liabilities resulting from the bankruptcy of Crown Vantage, which was spun off from the Company in 1995.

(b) Results for the third quarter of 1999 included unusual charges of $46.0 million ($28.1 million after taxes) and non-recurring credits of $13.4 million ($12.0 million after taxes). In addition, net income included a loss from discontinued operations of $1.5 million and an extraordinary gain on the sale of the Packaging business of $232.5 million.

(c) Results for the first nine months of 2000 included unusual charges of $24.0 million ($14.8 million after taxes) for the settlement of certain antitrust litigation claims related to the Company's Tissue - North America business as well as charges for legal and other costs associated with the pending merger. In addition, net non-recurring charges of $10.3 million ($6.4 million after taxes) were recorded for the write-off of remaining notes receivable and accruals for contingent liabilities resulting from the bankruptcy of Crown Vantage, which was spun off from the Company in 1995, partially offset by an income adjustment for the final determination of the net purchase price on the Marathon sale.

(d) Results for the first nine months of 1999 included unusual charges of $46.0 million ($28.1 million after taxes) and non-recurring credits of $14.5 million ($12.7 million after taxes). In addition, net income included a loss from discontinued operations of $6.4 million, charges of $33.2 million for an extraordinary loss on early extinguishment of debt, $22.1 million for the cumulative effect of a change in accounting principle and $232.5 million for an extraordinary gain on the sale of the Packaging business.

         Net sales increased more than 2 percent for the quarter and nine months ended September 24, 2000 compared to a year ago. Excluding the effects of currency translation and divested operations, net sales increased more than 8 percent and 6 percent, respectively. Third quarter 2000 income from operations, both excluding and including unusual and non-recurring items, increased compared to last year's quarter; however, income from operations for the nine months ended September 24, 2000, was below last year's levels. Significantly improved performance in all business segments except Tissue - Europe contributed to the stronger results in the third quarter; however, the decline in income from operations for the nine months was driven by reduced earnings in the Tissue - Europe and Tissue - North America businesses as a result of higher raw material costs, partially offset by increased earnings in the Communications Papers and Fiber businesses and the Dixie business.

Results by Segment

         The  Company's   measure  of  segment   profitability  is  income  from
operations excluding corporate restructuring programs, merger-related activities and other corporate non-operating activities.

Tissue - North America
----------------------


                                                            Quarter                     Nine Months
                                                 -------------------------------------------------------------
(in millions)                                      2000      1999    Inc/(Dec)   2000      1999     Inc/(Dec)
--------------------------------------------------------------------------------------------------------------
Net sales                                        $ 1,026.6  $ 950.3      8.0 % $ 2,890.8 $ 2,763.4      4.6 %
Income from operations                               191.9    125.6     52.8 %     508.1     501.2      1.4 %
Income from operations, before unusual items         205.2    160.3     28.0 %     521.4     535.9     (2.7)%
==============================================================================================================


         The increase in third quarter net sales and income from operations in the Tissue - North America business was the result of improved pricing, volume growth and manufacturing cost reductions partially offset by higher raw material costs. Distribution and warehousing costs were significantly lower than last year, with continued improvement from the first half of 2000, despite higher fuel costs.

         In the retail category, pricing was higher than the prior year, primarily due to list price increases implemented in the second quarter of 2000. Retail volumes increased more than 4 percent compared to the prior year, with significant gains in bath tissue and napkins, partially offset by lower towel volumes.

         In the away-from-home category, pricing was higher than in the third quarter of 1999, but decreased slightly compared to the second quarter of 2000. Volumes were approximately equal to those of the prior year.

         The year-to-date increase in net sales was the result of increased pricing in both the retail and away-from-home categories. Income from operations, excluding unusual items, declined in the first nine months of 2000 compared to the prior year as cost reduction benefits and increased pricing were more than offset by significant inflationary increases in wastepaper.

Tissue - Europe
---------------


                                           Quarter                              Nine Months
                            ----------------------------------   --------------------------------------
(in millions)                 2000        1999      Inc/(Dec)       2000          1999        Inc/(Dec)
-------------------------------------------------------------------------------------------------------
Net sales                     $ 431.9    $ 452.1     (4.5)$       1,315.4       $ 1,374.3        (4.3)%
Income from operations           27.6       50.8    (45.7)%          81.1           169.3       (52.1)%
=======================================================================================================


         Third quarter net sales and income from operations of the Tissue - Europe business declined compared to the prior year. The weakening of the European currencies against the U.S. dollar negatively affected sales and operating profits by approximately $55 million and $6 million, respectively, compared to last year's quarter. Third quarter 2000 operating profits were also negatively impacted by almost $40 million of continued fiber inflation, including the effect of currency movements, which was only partially offset by increased pricing. Finished goods sales volumes in the third quarter were slightly ahead of last year's quarter.

          During the first nine months of the year, weakening of the European currencies against the U.S. dollar negatively affected net sales and operating profits by approximately $143 million and $17 million, respectively. Finished goods volume increased in most of the Company's European markets, except the United Kingdom, which was impacted by intense competitive pricing conditions due in part to the entry of a major new competitor. However income from operations for the nine months ended September 24, 2000 declined as a result of significant raw material inflation that was only partially offset by increased selling prices and cost reduction efforts.

Dixie
-----

                                                                 Quarter                      Nine Months
                                                 --------------------------------   -------------------------------
(in millions)                                        2000      1999    Inc/(Dec)      2000       1999    Inc/(Dec)
-------------------------------------------------------------------------------------------------------------------
Net sales                                         $ 216.1    $ 195.2     10.7 %      $ 635.9    $ 591.1     7.6 %
Income from operations                               30.0       20.3     47.8 %         86.7       78.2    10.9 %
Income from operations, before unusual items         30.2       21.2     42.5 %         86.9       79.1     9.9 %
===================================================================================================================


          Net sales and income from operations, both excluding and including unusual items, for the third quarter and nine months ended September 24, 2000 increased compared to a year ago. The sales and profit improvements were driven by the combination of higher prices, which substantially offset higher plastic resin and other raw material costs, solid volume and mix gains and continued strong cost reduction benefits. Volumes increased by more than 4 percent in both the retail and foodservice categories, with notable volume gains reported in retail plates, and foodservice plastic cutlery and cups. In addition, successful new product introductions such as Winnie the Pooh bath cups and Rinse & ReUse disposable stoneware continued to enhance volume growth. During the quarter, Dixie launched PERFECTOUCH To-Go cups into the Retail channels, which targets commuters by combining, for the first time, the innovative PERFECTOUCH hot cup and lids in the same package.

         On October 2, 2000, Fort James completed the previously announced purchase of a plastic thermoforming plant in Sandusky, Ohio, from Whirley
Industries, Inc. The plant, which produces plastic cups, lids and food containers, will provide Dixie with additional plastic, graphic design and printing capacity to fuel its growth, as well as providing an entry into key emerging segments such as plastic CARCUPS used for takeout by quick-service restaurants and convenience stores.

Communications Papers and Fiber
-------------------------------

                                                            Quarter                     Nine Months
                                                 ------------------------------   ------------------------------
(in millions)                                      2000      1999    Inc/(Dec)      2000      1999     Inc/(Dec)
----------------------------------------------------------------------------------------------------------------
Net sales                                          $ 239.9  $ 209.3     14.6 %    $ 703.9   $ 606.2       16.1 %
Income (loss) from operations                         10.9      1.8    505.6 %       35.4     (21.0)     268.6 %
Income (loss) from operations, before unusual items   11.1      3.9    184.6 %       35.6     (18.9)     288.4 %
================================================================================================================


         The improved net sales and earnings in the Communications Papers and Fiber businesses were the result of significantly higher market pulp and uncoated freesheet prices. While uncoated freesheet prices were significantly higher than in 1999, they declined modestly compared to the second quarter of 2000.

Interest Expense and Other Income

         Third quarter 2000 interest expense increased $4.7 million primarily due to higher interest costs on variable-rate borrowings; however, lower average debt levels resulted in a $1.6 million decrease in interest expense for the nine months ended September 24, 2000. Other income for the quarter was $4.8 million compared to $0.4 million in 1999. This increase was primarily due to foreign currency gains. Other income for the nine months ended September 24, 2000 decreased to $16.5 million from $18.5 million in 1999. This decrease was primarily due to higher foreign currency gains in 1999 than in 2000. Additionally, income related to a land sale recorded in the first quarter of 2000 was comparable to income received in the second quarter of 1999 related to interest on prior year income tax refunds.

Dispositions

         In January 2000, the Company completed the sale of Fort James-Marathon LTD ("Marathon"), a non-integrated pulp mill located in Ontario, Canada, to a joint venture between Tembec Inc. and Kruger Inc. for $69.1 million. In February 2000, the Company closed its groundwood paper operations (the "Groundwood Business") at the Wauna mill in Clatskanie, Oregon. Both Marathon and the Groundwood Business, which had a combined net asset value of $220.8 million, were included in the Communications Papers and Fiber segment. Anticipated losses of $149.9 million for asset write-downs and $7.2 million of other costs related to the sale and closure were originally recorded in the fourth quarter of 1999 on the "Restructure and other items" line of the Consolidated Statements of Operations. In the second quarter of 2000, the Company reversed $8.6 million ($5.6 million after taxes, or $0.03 per diluted share) originally recorded at the end of 1999, as part of the estimated loss on the sale of Marathon. The revision was recorded on the "Restructure and other items" line of the Consolidated Statements of Operations, and represents the final determination of the purchase price and an adjustment of estimated transaction costs to reflect actual costs paid.

         In August 1999, Fort James sold its Packaging business to ACX Technologies, Inc. for $836.3 million in cash. The sale included the operations, assets, and liabilities of the Company's folding carton, healthcare, and microwave packaging manufacturing facilities.

         For further information, see Note 2 to the Consolidated Financial Statements.

Unusual and Non-Recurring Items

Unusual Items

       Income from operations for the third quarter and nine months ended September 24, 2000 included unusual charges of $24.0 million ($14.8 million after taxes, or $0.07 per diluted share) for accruals related to the settlement of certain antitrust litigation claims related to the Tissue - North America business, as well as charges for legal fees and other costs associated with the pending sale of Fort James to Georgia-Pacific (see Note 11 to the Consolidated Financial Statements). The unusual charges of $24.0 million were recorded in costs of good sold($12.5 million) and selling and administrative expenses ($11.5 million).

       Income from operations for the third quarter and nine months ended September 26, 1999, included $46.0 million of unusual items for severance and other costs related to a reduction-in-force program and for antitrust and other litigation accruals, of which $17.8 million was included in cost of goods sold and $28.2 million was included in selling and administrative expenses.

Restructure and Other Items

       Income from operations for the third quarter and nine months ended September 24, 2000, included non-recurring charges of $18.9 million ($12.0 million after taxes, or $0.06 per diluted share) for the write-off of remaining unsecured notes receivable and accruals for contingent liabilities resulting from the bankruptcy of Crown, which was spun off from the Company in 1995. See
Note 9 to the Consolidated Financial Statements for further information on Crown. Income from operations for the nine months ended September 24, 2000 also included non-recurring income of $8.6 million ($5.6 million after taxes, or $0.03 per diluted share) related to the Marathon divestiture (see Note 2 to the Consolidated Financial Statements).

       Income  from  operations  for the third  quarter  and nine  months  ended
September 26, 1999 included a charge of $30.0 million ($18.4 million after taxes, or $0.08 per diluted share) for a write-down of notes receivable from Crown. In addition, income from operations for the third quarter and nine months ended September 26, 1999 included net non-recurring credits of $43.4 million ($30.4 million after taxes, or $0.14 per diluted share) and $44.5 million ($31.1 million after taxes, or $0.14 per diluted share), respectively. Non-recurring credits related to the reversal of certain 1997 merger-related restructure accruals, as a result of unexpected and protracted regulatory reviews that were expected to delay certain initiatives into late 2000. In addition, certain initiatives were cancelled due to changes in economic circumstances, which indicated that the initiatives would not provide the economic benefits initially projected. The initiatives that were delayed or cancelled primarily related to operations of the Company's Tissue - Europe business.

Financial Condition

         Cash provided by operating activities totaled $646.7 million in the first nine months of 2000, compared with $542.8 million in the prior year. The increase was primarily due to lower investments in working capital. Capital expenditures were $336.9 million for the nine months ended September 2000, compared to $346.5 million for the same period in the prior year. In the first nine months of 2000, the Company received cash proceeds of $93.0 million from the sale of assets, including $69.1 million from the sale of Marathon. The Company's current ratio was 1.5 as of September 2000 and 1.4 as of December 1999, while working capital increased to $616.0 million from $558.7 million for the same periods. The increase in working capital was primarily due to lower accounts payable and a reduction in the current portion of long-term debt. The lower accounts payable is due to timing of payments.

         As of September 2000, total indebtedness was $3.3 billion and, including the effect of interest rate swaps, included approximately $1.8 billion of fixed rate and $1.5 billion of floating rate obligations. As of December 1999, total indebtedness was $3.5 billion and, including the effect of interest rate swaps, included $2.2 billion of fixed rate and $1.3 billion of floating rate obligations. Outstanding borrowings of $0.9 billion at September 2000 and December 1999, were supported by commercial paper, revolving credit and money market facilities. Under the most restrictive provisions of the Company's debt agreements, the Company had additional borrowing capacity of approximately $1.6 billion as of September 2000.

Stock Purchase Program

         In August 1999, the Company began execution of a $500 million stock purchase program. For the nine months ended September 24, 2000, the Company purchased 9.4 million common shares at a cost of $198.9 million. As of September 24, 2000, the Company had purchased 16.5 million common shares at a cost of $398.6 million since the inception of the program. As a result of the pending merger of Fort James with Georgia-Pacific (see Note 11 to the Consolidated Financial Statements), the Company's stock purchase program has been suspended.

Inflation

         Beginning in the second half of 1999 and continuing through the first half of 2000, the Company experienced significant increases in the cost of its base raw materials, principally wastepaper, purchased pulp and plastic resins. In the first half of 2000, these costs increased faster than the Company was able to implement price increases. In the third quarter of 2000, the Company began to partially recover inflationary increases as a result of higher selling prices and a moderation of inflationary cost pressures. There can be no assurance; however, that the Company will be able to maintain current pricing levels or will be able to increase prices sufficiently in the future to recover inflationary increases.

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

                  Exhibit
                  Number

                  10(a) James River Corporation of Virginia 1987 Stock Option Plan, (1993 amendment and restatement) and the Fort James Corporation 1996 Stock Incentive Plan (as Amended) amendment and restatement effective as of July 13, 2000.

                  10(b) Fort James  Corporation  Supplemental  Retirement Plan
                        for Miles Marsh, amendment and restatement effective January 1, 1999.

                  27 Financial Data Schedule for the nine months ended September 24, 2000 (filed electronically only).

(b)      Reports on Form 8-K:

                  Form 8-K was filed on July 17, 2000,  announcing that
                  the boards of Georgia-Pacific and Fort James signed a definitive merger agreement for Georgia-Pacific to acquire all outstanding shares of Fort James. The Agreement and Plan of Merger among the companies, the joint press release of Georgia-Pacific Corporation and Fort James Corporation, and Amendment No. 1 to the Rights Agreement between Fort James Corporation and Wells Fargo Bank Minnesota, N.A. (successor to Norwest Bank Minnesota, N.A.), as Rights Agent were filed as exhibits to this Form 8-K.

                           Form 8-K was filed on July 20, 2000,  containing  as
                  an exhibit, the Company's second quarter earnings press release issued on July 19, 2000.

                           Form 8-K was filed on September 1, 2000,  containing
                  as an exhibit, a joint press release by the Company and Georgia-Pacific announcing that they have received a request from the U.S. Department of Justice for additional information under the Hart-Scott-Rodino Antitrust Improvements Act regarding the proposed merger between the two companies.

                           Form 8-K was filed on October 19, 2000, containing as
                  an exhibit, the announcement of the Company's fourth quarter dividend.

                           Form 8-K was filed on October 26, 2000, containing as
                  an exhibit, the Company's third quarter earnings press release issued on October 26, 2000.


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

  Date:  November 2, 2000